Form 10-Q
period 1996-03-31
YOUTH SERVICES INTERNATIONAL INC
filed 1996-05-15
CIK 876726

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED                            COMMISSION FILE NUMBER

 MARCH  31, 1996                                        0-23284
- - -------------------                              ----------------------


                       YOUTH SERVICES INTERNATIONAL, INC.
- - -------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        MARYLAND                                       52-1715690
- - ------------------------                ---------------------------------------
(STATE OF INCORPORATION)                (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

2 PARK CENTER COURT, SUITE 200, OWINGS MILLS, MARYLAND  21117
- - -------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  410-356-8600
                                                     ------------


                                 NOT APPLICABLE
- - -------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR IF CHANGED
SINCE LAST REPORT)


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON MARCH 31, 1995:
   5,578,398
- - ---------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                              YES X        NO
                                 ---         ---

                       YOUTH SERVICES INTERNATIONAL, INC.

                               INDEX - FORM 10-Q

                                 MARCH 31, 1996



                                                                                                                       PAGE
                                                                                                                       ----
PART I - FINANCIAL INFORMATION
- - ------------------------------

Item 1.          Financial Statements
                          Consolidated Statements of Income -
                          For the Three and Nine Month Periods Ended March 31,
                          1996 and 1995................................................................................. 2

                          Consolidated Balance Sheets - March 31, 1996 and
                          June 30, 1995................................................................................. 3

                          Consolidated Statements of Cash Flows -
                          For the Nine Month Periods Ended March 31,
                          1996 and 1995................................................................................. 5

                          Notes to Consolidated Financial Statements.................................................... 7

Item 2.          Management's Discussion and Analysis of Financial
                          Condition and Results of Operations........................................................... 9


PART II - OTHER INFORMATION
- - ---------------------------

Item 1.          Legal Proceedings...................................................................................... 14

Items 2 through 5 have been omitted since the items are either inapplicable or the answer is negative.

Item 6.          Exhibits and Reports on Form 8-K....................................................................... 14

Signatures.............................................................................................................. 15

               YOUTH SERVICES INTERNATIONAL, INC AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                        (in 000's except per share data)




                                           Three Months Ended      Nine Months Ended
                                              March 31,                 March 31,
                                         ---------------------    -------------------
                                            1996        1995       1996        1995
                                         ---------     -------    -------     -------
REVENUES                                 $  21,552     $13,818    $61,276     $37,416
                                         ---------     -------    -------     -------

OPERATING EXPENSES
   Program                                  17,809      11,449     51,009      30,987
   Amortization of goodwill                    271         159        749         434
   Program preopening and start-up cost         28           -         58         716
   Selling, general and administrative       1,246       1,036      4,046       2,982
                                         ---------     -------    -------     -------
                                            19,354      12,644     55,862      35,119
                                         ---------     -------    -------     -------
       Income from operations                2,198       1,174      5,414       2,297

OTHER INCOME (EXPENSE)
   Interest expense                           (691)        (72)    (1,335)       (162)
   Other                                       254          18         33         (18)
                                         ---------     -------    -------     -------
                                              (437)        (54)    (1,302)       (180)
                                         ---------     -------    -------     -------

INCOME BEFORE INCOME TAXES                   1,761       1,120      4,112       2,117

PROVISION FOR INCOME TAXES                     657         444      1,603         798
                                         ---------     -------    -------     -------

NET INCOME                               $   1,104     $   676    $ 2,509     $ 1,319
                                         =========     =======    =======     =======

EARNINGS PER COMMON AND
   COMMON EQUIVALENT SHARE               $    0.18     $  0.12    $  0.42     $  0.24
                                         =========     =======    =======     =======

WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                               6,233       5,687      5,967       5,582
                                         =========     =======    =======     =======





  The accompanying notes are an integral part of these consolidated financial statements.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (in 000's)

                                     ASSETS

                                                                       March 31,         June 30,
                                                                         1996              1995
                                                                       ---------         --------
CURRENT ASSETS:
    Cash & cash equivalents                                            $ 14,970          $    784
    Cash held in escrow                                                       -             2,543
    Restricted cash                                                         517               656
    Investments available for sale                                        9,811                 -
    Accounts receivable, net of allowance for doubtful
      accounts of $703 and $175, respectively                            15,136             8,804
    Tax refund receivable                                                    40                40
    Notes receivable                                                      4,273                 -
    Prepaid expenses, supplies and other                                  2,272             1,224
                                                                       ---------         --------

         Total current assets                                            47,019            14,051
                                                                       ---------         --------

PROPERTY, EQUIPMENT AND IMPROVEMENTS:
    Land                                                                    622               307
    Leasehold improvements                                                4,166             2,280
    Program equipment                                                     3,392             1,135
    Buildings                                                             6,904             2,164
    Office furniture and equipment                                        2,428             1,738
    Vehicles                                                              1,136             1,354
                                                                       ---------         --------
                                                                         18,648             8,978
    Accumulated depreciation                                             (2,713)           (1,726)
                                                                       ---------         --------

                                                                         15,935             7,252
                                                                       ---------         --------

OTHER ASSETS:
    Deposits                                                                248               204
    Other deferred charges                                                3,311               219
    Goodwill, net                                                        10,026             5,874
    Consulting agreement                                                  1,673                 -
    Non-compete agreements, net                                             303               116
    Deferred tax asset                                                      614               392
    Management fee receivable                                               450               510
    Other assets, net                                                       213               432
                                                                       ---------         --------

                                                                         16,838             7,747
                                                                       ---------         --------

         Total assets                                                  $ 79,792          $ 29,050
                                                                       =========         ========


  The accompanying notes are an integral part of these consolidated financial statements.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (in 000's)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                        March 31,         June 30,
                                                                         1996               1995
                                                                        --------          --------
CURRENT LIABILITIES:
    Accounts payable                                                    $  1,190          $  1,927
    Accrued payroll                                                        2,092               538
    Other accrued expenses                                                 4,109             1,121
    Short-term borrowings                                                  3,250               568
    Current portion of long-term debt and
         capital lease obligations                                           796               133
    Deferred tax liability                                                    60                38
                                                                        --------          --------

         Total current liabilities                                        11,497             4,325

DEFERRED REVENUE                                                              47               102

LONG-TERM DEBT AND CAPITAL LEASE
    OBLIGATIONS, net of current portion                                    8,019             5,981

12% SUBORDINATED DEBENTURES, net of
    unamortized discount                                                     981               974
 7% CONVERTIBLE SUBORDINATED DEBENTURES                                   37,950                 -
                                                                        --------          --------

         Total liabilities                                                58,494            11,382
                                                                        --------          --------

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value, 20,000,000
    authorized shares; issued and outstanding
    5,578,398 at March 31, 1996 and
    5,370,721 at June 30, 1995                                                56                54
    Additional paid-in capital                                            17,664            16,364
    Unrealized loss on investments                                          (181)                -
    Retained earnings                                                      3,759             1,250
                                                                        --------          --------

         Total shareholders' equity                                       21,298            17,668
                                                                        --------          --------

         Total liabilities and shareholders' equity                     $ 79,792          $ 29,050
                                                                        ========          ========





  The accompanying notes are an integral part of these consolidated financial statements.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in 000's)

                                                                   Nine Months Ended
                                                                         March 31,
                                                                 -----------------------
                                                                   1996            1995
                                                                 -------         -------
OPERATING ACTIVITIES:
    Net income                                                   $ 2,509         $ 1,319
    Adjustments to reconcile net income to net cash
        used in operating activities:
            Depreciation and amortization                          2,255           1,296
            Net change in operating assets and liabilities        (1,574)         (3,093)
            Loss on disposal of assets                                81               -
                                                                 -------         -------

        Net cash provided by (used in) operating activities        3,271            (478)
                                                                 -------         -------

INVESTING ACTIVITIES:
    Purchases of property, equipment and improvements, net        (7,399)         (2,931)
    Purchase of available for sale securities                    (10,112)              -
    Purchase of notes receivable                                  (4,273)              -
    Proceeds from sale of assets                                     378               -
    Other deferred charges                                        (3,269)           (324)
    Non-compete                                                     (250)              -
    Other assets                                                    (250)           (267)
    Purchase of goodwill                                          (2,171)         (1,584)
                                                                 -------         -------

        Net cash used in investing activities                    (27,346)         (5,106)
                                                                 -------         -------

FINANCING ACTIVITIES:
    Proceeds from borrowings                                       8,206           2,050
    Repayments of long-term debt and capital lease obligations    (9,197)           (168)
    Proceeds from the issuance of convertible subordinated
        debentures                                                37,950               -
    Proceeds from the issuance of common stock under
        the Employee Stock Option Plan and the Employee
        Stock Purchase Plan, net                                   1,302             220
    Other                                                              -            (109)
                                                                 -------         -------

        Net cash provided by financing activities                 38,261           1,993
                                                                 -------         -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              14,186          (3,591)

CASH AND CASH EQUIVALENTS, beginning of period                       784           3,816
                                                                 -------         -------

CASH AND CASH EQUIVALENTS, end of period                         $14,970         $   225
                                                                 =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in 000's)


                                                                    Nine Months Ended
                                                                         March 31,
                                                                 -----------------------
                                                                   1996            1995
                                                                 -------         -------
CHANGE IN OPERATING ASSETS AND LIABILITIES:

    Cash held in escrow                                          $ 2,543         $     -
    Restricted cash                                                  139            (125)
    Accounts receivable                                           (6,387)         (3,245)
    Tax refund receivable                                              -             126
    Prepaid expenses, supplies and other                          (1,048)           (772)
    Deferred tax asset                                              (222)            (64)
    Deposits                                                         (44)              -
    Management fee receivable                                         60               -
    Deferred tax liability                                           142               -
    Accounts payable and accrued expenses                          1,800           1,124
    Accrued payroll                                                1,443            (137)
                                                                 -------         -------

        Net change in operating assets and liabilities           $(1,574)        $(3,093)
                                                                 =======         =======


SUPPLEMENTAL DISCLOSURES:

    Noncash reduction of accounts receivable through
        application of advance payments for services             $    55         $    29
                                                                 =======         =======

    Noncash asset acquisition through notes payable,
        bank loan and mortgage assumption                        $ 9,315         $   278
                                                                 =======         =======

    Noncash unrealized loss on investments available for sale    $   302         $     -
                                                                 =======         =======

    Cash paid for interest                                       $   887         $   163
                                                                 =======         =======

    Cash paid for taxes                                          $ 1,589         $   280
                                                                 =======         =======





  The accompanying notes are an integral part of these consolidated financial statements.

                       YOUTH SERVICES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.               FINANCIAL INFORMATION

                 In management's opinion, the accompanying interim unaudited consolidated financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of Youth Services International, Inc.'s (YSI's) financial position at March 31, 1996 and the results of its operations for the three months and nine months ended March 31, 1996 and 1995 and its cash flows for the nine months ended March 31, 1996 and 1995. The accompanying consolidated balance sheet at June 30, 1995 is presented herein as set forth in YSI's Annual Report on Form 10-KSB/A for the year ended June 30, 1995. These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in YSI's annual consolidated financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. Readers of these statements should refer to the consolidated financial statements and notes thereto as of June 30, 1995 and 1994 and for the years then ended filed with the Securities and Exchange Commission on Form 10-KSB/A.

                 Operating results for the three months and nine months ended March 31, 1996 and 1995 are not necessarily indicative of the results that may be expected for a full fiscal year.

2.               SIGNIFICANT AGREEMENTS

                 In January, 1996, YSI issued 7% Convertible Subordinated Debentures due February 1, 2006, in the principal amount of $37.95 million. Interest is payable semi-annually commencing August 1, 1996. The Debentures, not callable for three years, are convertible into shares of the Company's Common Stock at a conversion price of $18.70 per share.

                 In January, 1996, YSI commenced operation of a 45 bed juvenile boot camp program in Walters, Virginia for youth who have committed crimes or are considered at risk of being adjudicated.

                 Effective March 1, 1996, YSI acquired the business and certain assets of Tampa Bay Academy, L.P. ("Tampa Bay Academy) and a management agreement contract with a related entity for $973,000 in cash, a note payable in the amount of $3.25 million and the assumption of liabilities in the amount of $325,000. Tampa Bay Academy is primarily a residential treatment center licensed for 104 youth.

3.               PRO FORMA INFORMATION

                 The unaudited consolidated results of operations for the three months and nine months ended March 31, 1996 include the operating results of Desert Hills of New Mexico which was acquired as of the close of business June 30, 1995. Tampa Bay Academy was acquired effective March 1, 1996; accordingly, the unaudited consolidated results of operations for the three months and nine months ended March 31, 1996 include the operating results of Tampa Bay Academy for the one month period ended March 31, 1996. Assuming the acquisition of Desert Hills of New Mexico and Tampa Bay Academy had been consummated at the beginning of fiscal year 1995, the unaudited pro forma consolidated results of operations would have been as follows:

                                                     Three Months Ended                   Nine Months Ended
                                                   ----------------------            ---------------------------
                                                          March 31,                           March 31,
                                                   ----------------------            ---------------------------
                                                   1996              1995            1996                1995
                                                   ----              ----            ----                ----

Revenues                                           $23,101         $17,441            $67,576          $48,182
Net Income                                           1,116             792              2,593            1,842
Net Income per share                                   .18             .14                .43              .33
Weighted average common and common
equivalent shares outstanding                        6,233           5,687              5,967            5,582

                 The above information reflects adjustments, net of tax effects, to recognize additional goodwill amortization expense, interest expense, lease expense, and depreciation expense on fair market value write-up of fixed assets, as well as reflect reduced amortization expense on deferred assets not acquired.

                 The unaudited pro forma information presented above may not be indicative of the results of operations which actually would have occurred if the transaction had taken place as of the beginning of fiscal year 1995.

4.               SUBSEQUENT EVENTS

                 On April 11, 1996, the Company entered into a binding letter of intent to acquire Three Springs, Inc. Three Springs conducts outdoor adventure programs and residential treatment centers for over 500 youth. The letter of intent contemplates that the parties will enter into a definitive agreement and close the acquisition by June 30, 1996, subject to the Company's due diligence review and the acquisition qualifying as a "pooling of interests" for the Company. The letter of intent provides that YSI will acquire Three Springs, Inc. for 800,000 shares of YSI Common Stock (1,200,000 shares after giving effect to the three-for-two stock split discussed below).

                 On April 30, 1996, the Company's Board of Directors declared a three-for-two split of the Company's outstanding common stock. Shareholders will receive a stock dividend on the outstanding shares of common stock in the amount of one-half of one share of common stock for each share of common stock held by the shareholder on the record date. Cash will be paid in lieu of fractional shares based upon the price of common stock on the record date of the split. The number of shares outstanding after the split will be approximately 8,453,000 based on the number of shares of YSI common stock currently outstanding.

                       YOUTH SERVICES INTERNATIONAL, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

                 Youth Services International, Inc. ("YSI" or the "Company") currently manages or operates nineteen residential and community-based programs in twelve states. The Company operates its programs through wholly-owned subsidiaries pursuant to contracts directly with government agencies and third party payors or, alternatively, with unaffiliated not-for-profit entities which have contracts with government agencies.

                 The Company's programs are provided pursuant to fixed per diem contracts based upon program occupancy, management contracts, including those management contracts with not-for-profit entities and various third party payor contractual reimbursement contracts. The Company recognizes revenues under all contracts as the services are performed. Under certain contracts, some contract costs, including indirect costs, are subject to audit and adjustment by negotiations with government or third party payor representatives. Under these contracts, contract revenues are recorded at amounts which are expected to be realized.

                 "Program contribution margin" is defined by the Company as revenues less direct program expenses, goodwill, depreciation and other amortization expense, but before program preopening costs, selling, general and administrative expenses, interest and income taxes. Program contribution margin, in general, is lower in the initial stages of a program's development due to staffing requirements to obtain licensing and other direct program expenses necessary for the operation of the program. The Company earns greater program contribution margins, as a percentage of revenue, under some contractual arrangements with unaffiliated not-for-profit entities because, in certain of these arrangements, the not-for-profit entity is responsible for some elements of operating the program and, therefore, incurs some of the costs which are reimbursed to the not-for-profit without margin. Accordingly, the amount of program contribution margin earned by the Company depends in part on the nature and extent of the program elements for which it is responsible.

RECENT DEVELOPMENTS

                 In January, 1996, YSI issued 7% Convertible Subordinated Debentures due February 1, 2006, in the principal amount of $37.95 million. Interest is payable semi-annually commencing August 1, 1996. The Debentures, not callable for three years, are convertible into shares of the Company's Common Stock at a conversion price of $18.70 per share.

                 In January, 1996, YSI commenced operation of a 45 bed juvenile boot camp in Walters, Virginia.

                 Effective March 1, 1996, YSI acquired the business and certain assets of Tampa Bay Academy, L.P. ("Tampa Bay Academy) and a management agreement contract with a related entity for $973,000 in cash, a note payable in the amount of $3.25 million and the assumption of liabilities in the amount of $325,000. Tampa Bay Academy is primarily a residential treatment center licensed for 104 youth.

                 On April 11, 1996, the Company entered into a binding letter of intent to acquire Three Springs, Inc. Three Springs conducts outdoor adventure programs and residential treatment centers for over 500 youth. The letter of intent contemplates that the parties will enter into a definitive agreement and close the acquisition by June 30, 1996, subject to the Company's due diligence review and the acquisition qualifying as a "pooling of interests" for the Company. The letter of intent provides that YSI will acquire Three Springs, Inc. for 800,000 shares of YSI Common Stock (1,200,000 shares after giving effect to the three-for-two stock split discussed in "Notes to Consolidated Financial Statements").

RESULTS OF OPERATIONS

                 The following table sets forth selected items from the Company's consolidated financial statements expressed as a percent of revenues:

                                                       Three Months Ended               Nine Months Ended
                                                           March 31,                        March  31,
                                                       ------------------               -----------------
                                                        1996         1995               1996         1995
                                                        ----         ----               ----         ----
 Revenues  . . . . . . . . . . . . . . . . . . . .      100.0%     100.0%             100.0%       100.0%
 Program expenses  . . . . . . . . . . . . . . . .       83.9%      84.0%              84.5%        83.9%
 Program contribution margin . . . . . . . . . . .       16.1%      15.9%              15.5%        16.0%
 Selling, general and administrative expenses  . .        5.8%       7.5%               6.6%         8.0%
 Total operating expenses  . . . . . . . . . . . .       89.8%      91.5%              91.2%        93.9%
 Income from operations  . . . . . . . . . . . . .       10.2%       8.5%               8.8%         6.1%
 Net income  . . . . . . . . . . . . . . . . . . .        5.1%       4.9%               4.1%         3.5%


THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

         Revenues. Revenues increased $7,734,000, or 55.9%, to $21,552,000 for the three months ended March 31, 1996 from $13,818,000 for the three months ended March 31, 1995. This increase in revenues reflects the acquisition of Developmental Behavioral Consultants (DBC) in June 1995, Desert Hills of New Mexico as of the close of business on June 30, 1995, and Tampa Bay Academy in March 1996; management agreements the Company entered into with respect to Desert Hills of Arizona, Desert Hills of Nevada, and College Station as of the close of business on June 30, 1995; the opening of Woodward Academy in July 1995 and the opening of Camp Washington, the Virginia boot camp, in January 1996; and an expanded student population at existing academies. Revenues attributable to programs that existed during the three month period ended March 31, 1995 increased by $15,866,000, or 14.8% for the three months ended March 31, 1996 due to the increased student populations in these programs.

         Program Expenses. Program expenses, including goodwill amortization, increased $6,472,000, or 55.8%, to $18,080,000 for the three months ended March 31, 1996 from $11,608,000 for the three months ended March 31, 1995. The increase in program expenses reflects the increase in the number of programs operated by the Company and the number of students in the Company's existing programs. Salaries and related employee benefits constituted approximately 67.6% of program expenses for the three months ended March 31, 1996 compared to 65.0% of program expenses for the three months ended March 31, 1995. Substantially all other operating expenses consist of the cost of food, medical care, insurance, rent, utilities, vehicles, supplies, depreciation and goodwill and other amortization. Generally, until a program reaches maturity, program expenses decrease as a percentage of the related revenues.

         Program Contribution Margin. The program contribution margin earned by the Company for the three months ended March 31, 1996 was $3,472,000, or 16.1% of revenues, compared to $2,210,000, or 15.9% of revenues, for the comparable prior period.

         Program Preopening Costs. Program preopening costs represent the non-recurring staffing, training and other direct costs of developing a program prior to the actual program start date. The Company has determined it is prudent to reflect these costs as expenses when they are incurred instead of amortizing such costs over a period of time. Program preopening costs for the three months ended March 31, 1996 of $28,000 represent preopening costs related to the opening of the Virginia boot camp. The Company incurred no preopening costs for the three months ended March 31, 1995.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of salaries, travel and other overhead expenses. For the three months ended March 31, 1996, selling, general and administrative expenses increased $210,000 to $1,246,000, or 5.8% of revenues, from $1,036,000, or 7.5% of revenues, for the comparable prior period. The most significant component of these costs relates to the compensation expense associated with program and business professionals necessary for the development and oversight of the Company's programs and operations. The decrease as a percentage of revenues between periods is primarily attributable to the outsourcing of new business development and the increase in revenue between periods.

         Interest Expense. Interest expense increased to $691,000 from $72,000 for the three months ended March 31, 1996 from the comparable period in 1995. This increase primarily resulted from interest payable on the debt incurred in connection with the acquisitions of DBC and Desert Hills of New Mexico, interest payable on the financing of the Company's personal property, and interest payable on the 7% Convertible Subordinated Debentures.

         Income Taxes. The provision for income taxes was $657,000 for the three months ended March 31, 1996 and $444,000 for the three months ended March 31, 1995.

         Net Income. Net income increased $428,000 from $676,000 for the three months ended March 31, 1995 to $1,104,000 for the same period this fiscal year.


NINE MONTHS ENDED MARCH 31, 1996 COMPARED TO NINE MONTHS ENDED MARCH 31, 1995

         Revenues.  Revenues increased $23,860,000, or 63.8%, to $61,276,000 for the nine months ended March 31, 1996 from $37,416,000 for the nine months ended March 31, 1995. This increase in revenues reflects a full nine months of operations for Parc Place, Promise House, and Tarkio Academy which were acquired or opened during the nine months ended March 31, 1995; the operations of DBC, Desert Hills of New Mexico, Woodward Academy, the Virginia boot camp and Tampa Bay Academy which were acquired or opened subsequent to the nine months ended March 31, 1995; management agreements with respect to Desert Hills of Arizona, Desert Hills of Nevada, and College Station which the Company entered into subsequent to the nine months ended March 31, 1995; and an expanded student population at existing academies. Revenues attributable to programs that existed during the nine month period ended March 31, 1995 increased by $47,261,000, or 26.3%, for the nine months ended March 31, 1996 due to the increased average student population in these programs.

         Program Expenses. Program expenses, including goodwill amortization, increased $20,337,000, or 64.7%, to $51,758,000 for the nine months ended March 31, 1996 from $31,421,000 for the nine months ended March 31, 1995. The increase in program expenses reflects the increase in the number of programs operated by the Company and the number of students in the Company's existing programs. Salaries and related employee benefits constituted approximately 65.7% of program expenses for the nine months ended March 31, 1996 compared to 60.2% of program expenses for the nine months ended March 31, 1995.

         Program Contribution Margin. The program contribution margin earned by the Company for the nine months ended March 31, 1996 was $9,518,000, or 15.5% of revenues, compared to $5,995,000, or 16.0% of revenues, for the comparable prior period. The decrease is primarily due to the programs at College Station, Texas, the Virginia boot camp and Woodward which were in the early stages of operation during the period.

         Program Preopening Costs. Program preopening costs for the nine months ended March 31, 1996 of $58,000 represent preopening costs related to
the opening of the Virginia boot camp.   Program preopening costs for the nine
months ended March 31, 1995 of $716,000 represent preopening costs related primarily to the opening of Tarkio Academy.

         Selling, General and Administrative Expenses. For the nine months ended March 31, 1996, selling, general and administrative expenses increased $1,064,000 to $4,046,000, or 6.6% of revenues, from $2,982,000, or 8.0% of revenues, for the comparable prior period. The most significant component of these costs relates to the compensation expense associated with program and business professionals necessary for the development and oversight of the

Company's programs and operations. The decrease as a percentage of revenues between periods is primarily attributable to the outsourcing of new business development and the increase in revenue between periods.

         Interest Expense. Interest expense increased to $1,335,000 from $162,000 for the nine months ended March 31, 1996 from the comparable period in 1995. This increase primarily resulted from increases in borrowings on the Company's revolving line of credit to fund working capital needs, interest payable on the debt incurred in connection with the acquisitions of DBC and Desert Hills New Mexico, interest payable on the financing of the Company's personal property, and interest payable on the 7% Convertible Subordinated Debentures.

         Income Taxes. The provision for income taxes was $1,603,000 for the nine months ended March 31, 1996 and $798,000 for the nine months ended March 31, 1995.

         Net Income. Net income increased $1,190,000 from $1,319,000 for the nine months ended March 31, 1995 to $2,509,000 for the same period this fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996, the Company had $24,781,000 in cash, cash equivalents and investments available for sale and working capital of $35,522,000. Net cash provided by operating activities was $3,271,000 for the nine months ended March 31, 1996 compared to net cash used in operating activities of $478,000 for the nine months ended March 31, 1995.

         Approximately $27,346,000 was invested during the nine months ended March 31, 1996 of which approximately $10,112,000 was invested in liquid securities, $4,246,000 was used to fund the Tampa Bay Academy acquisition and the purchase of a related mortgage note receivable, $3,400,000 was used to fund the acquisition of Desert Hills New Mexico and the transactions with Introspect with respect to Desert Hills Arizona and Desert Hills Nevada (including costs incurred therewith), $2,827,000 of deferred financing costs were incurred in connection with the 7% Convertible Subordinated Debt Offering and $1,000,000 was advanced under the line of credit facility provided to Introspect. The remaining approximately $5,761,000 of investments were made in leasehold improvements, vehicles, computer equipment and other capital expenditures in support of operating activities of existing programs compared to $5,106,000 invested during the prior year. Capital expenditures during the nine months ended March 31, 1996 include approximately $758,000 of costs incurred in the construction of 116 additional beds at Clarinda Academy, approximately $285,000 of costs incurred in the construction and renovation of additional beds and classrooms at Tarkio Academy, approximately $123,000 of costs incurred in the construction of additional beds at Woodward Academy, approximately $114,000 of costs incurred in the renovation of the Virginia boot camp, approximately $249,000 of costs incurred in the construction and renovation of additional beds and classrooms at various other facilities, and approximately $261,000 of costs incurred in renovations to the corporate conference center and offices.

         The Company funded its cash needs with short-term and long-term borrowings, cash generated from existing programs and funds raised from the 7% Convertible Subordinated Debt Offering. As of March 31, 1996, the Company had approximately $8,500,000 of credit available on its existing bank revolving line of credit.

         Total debt of $50,996,000 on March 31, 1996 consisted primarily of $37,950,000 of 7% Convertible Subordinated Debentures, $3,250,000 for a note payable in connection with the Tampa Bay acquisition, $2,200,000 for a capital lease for the Company's personal property, $2,200,000 for a capital lease assumed in the acquisition of Desert Hills of New Mexico, $1,731,000 for a consulting note payable in connection with the Desert Hills transaction and $981,000 of 12% subordinated debentures.

         The Company believes the funds raised in its recent 7% Convertible Subordinated Debt Offering and funds available under its revolving line of credit, together with existing capital resources and cash flow from its existing operations, will be sufficient to meet all indebtedness payments, to make all planned capital additions and improvements and meet other working capital needs for the next twelve months.

         The Company had restricted cash of $517,000 as of March 31, 1996, of which $389,000 was restricted pursuant to the Victor Cullen Academy contract which provides for the payment of $5.00 per student per day to be deposited equally into a facility renewal and equipment fund and an aftercare fund uses of which are subject to the advance budgetary approval of the State of Maryland Department of Juvenile Justice. Any residual funds, as well as any fixed assets or capital improvements purchased from these funds, revert to the State of Maryland Department of Juvenile Justice upon contract termination.

         The Company's collection experience on accounts receivable continues to be favorable. The Company receives monthly payments in advance under the Hickey School contract.

         The increase in net accounts receivable of $6,332,000, as well as the increase in accounts payable and accrued expense of $2,251,000, from June 30, 1995 to March 31, 1996 is primarily attributable to the addition of the Desert Hills, Woodward, Virginia and Tampa Bay programs, the expansion of the Tarkio program and the increased number of students in the Company's other programs.

         The increase in notes receivable of $4,273,000 from June 30, 1995, to March 31, 1996, is attributable to the purchase of a $3,273,000 mortgage note receivable in connection with the acquisition of Tampa Bay Academy and the advancing of $1,000,000 under the line of credit facility provided to Introspect Healthcare Corporation.

                       YOUTH SERVICES INTERNATIONAL, INC.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings other than routine litigation which the Company does not believe is significant to its future financial position or results of operations.


ITEMS 2 THROUGH 5 have been omitted since the items are either inapplicable or the answer is negative.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

         Exhibit No.              Description
         -----------              -----------
         10                       Letter of Intent Regarding the Acquisition of Three Springs, Inc.

         11                       Computation of Weighted Average Common and Common Equivalent Shares Outstanding

         27                       Financial Data Schedule

         (b) The registrant filed a Current Report on Form 8-K on April 10, 1996 to report its acquisition of certain assets and contractual rights and the assumption of certain liabilities and contractual obligations from The Tampa Bay Academy, Ltd. The financial statements filed included Audited Financial Statements of The Tampa Bay Academy, Ltd. for the years ended December 31, 1995, 1994 and 1993; Audited Financial Statements of American Residential Centers, Inc. for the years ended December 31, 1995, 1994, and 1993; Audited Financial Statements of Desert Hills Center for Youth and Families of New Mexico, Inc. for the year ended December 31, 1995 and unaudited financial statements of Desert Hills Center for Youth and Families of New Mexico, Inc. as of December 31, 1994; Pro Forma Financial Information of the Company for the year ended June 30, 1995; and Pro Forma Financial Information for the six-month period ended December 31, 1995.

                       YOUTH SERVICES INTERNATIONAL, INC.

                                   SIGNATURES




         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                YOUTH SERVICES INTERNATIONAL, INC.



                                By:   /s/ William P. Mooney
                                    -------------------------------------
                                    William P. Mooney
                                    Chief Financial Officer and Treasurer





Date:  May 15, 1996

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                              -----------------




                       YOUTH SERVICES INTERNATIONAL, INC.





                              -----------------



                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996

                       YOUTH SERVICES INTERNATIONAL, INC.

                                 EXHIBIT INDEX


Exhibit No.      Description
- - -----------      -----------
10               Letter of Intent Regarding the Acquisition of
                 Three Springs, Inc.

11               Computation of Weighted Average Common and Common
                 Equivalent Shares Outstanding

27               Financial Data Schedule