Form 10-K
period 1996-06-30
YOUTH SERVICES INTERNATIONAL INC
filed 1996-09-30
CIK 876726

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

COMMISSION FILE NUMBER 0-23284

                       YOUTH SERVICES INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           MARYLAND                      52-1715690
(STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)
2 PARK CENTER COURT, SUITE 200              21117
    OWINGS MILLS, MARYLAND               (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE
           OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (410) 356-8600

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                   (NAME ON EACH EXCHANGE
     (TITLE OF EACH CLASS)            WHICH REGISTERED)
- -------------------------------    -----------------------
             None                           None

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates as of September 12, 1996 was $108,439,984.

     The registrant had shares of common stock outstanding as of September 12, 1996 of 9,164,722.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information from the registrant's definitive Proxy Statement for the fiscal year ended June 30, 1996 to be filed with the Securities and Exchange Commission pursuant to Rule 14(a) no later than October 28, 1996 is incorporated by reference into Parts II and III of this Form 10-K.

     Certain information from the registrant's Registration Statement on Form SB-2 (registration number 33-71958) filed with the Securities and Exchange Commission on November 19, 1993, as amended is incorporated by reference into
Part IV of this Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       YOUTH SERVICES INTERNATIONAL, INC.
                               ------------------

                               INDEX -- FORM 10-K
                        FOR THE YEAR ENDED JUNE 30, 1996

                                                                                           PAGE
                                                                                           ----
PART I
ITEM 1.     Business....................................................................     1
ITEM 2.     Properties..................................................................    10
ITEM 3.     Legal Proceedings...........................................................    11
ITEM 4.     Submission of Matters to a Vote of Security Holders.........................    11

PART II
ITEM 5.     Market for the Registrant's Common Equity and Related Shareholder Matters...    11
ITEM 6.     Selected Consolidated Financial Data........................................    12
ITEM 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operation..................................................    13
ITEM 8.     Financial Statements and Supplementary Data.................................    18
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure................................................................    20

PART III
ITEM 10.    Directors and Executive Officers of the Company.............................    20
ITEM 11.    Executive Compensation......................................................    20
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management..............    20
ITEM 13.    Certain Relationships and Related Transactions..............................    20

PART IV
ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.............    20

SIGNATURES..............................................................................    24

                                     PART I

ITEM 1. BUSINESS

     Youth Services International, Inc. (the "Company" or "YSI") is a leading national provider of private educational, developmental and rehabilitative programs which are designed to impact dramatically the thinking and behavior of troubled youth. The Company's programs focus on troubled youth who either have been adjudicated as delinquents or suffer from behavioral problems with the objective of effectively preparing them to become responsible self-sufficient taxpayers. The Company develops and operates a wide range of programs designed to promote accountability, respect and discipline through highly structured, physically demanding, intensely scheduled and intellectually challenging activities. In conjunction with these programs, the Company offers troubled youth a broad range of residential programs including juvenile justice academies, residential treatment centers, boot camps, group homes and foster homes, as well as non-residential programs including aftercare, tracking, counseling, partial care and day treatment services. As of June 30, 1996, the Company operated 18 residential programs in 11 states serving approximately 2,100 enrolled students and conducted non-residential programs serving approximately 1,700 additional youth. To date, the youth served by the Company have been drawn from more than 35 states, with each of which the Company maintains relationships.

     Since its formation in 1991, the Company has expanded its base of operations through a combination of external and internal growth by acquiring complementary programs and businesses, by developing new programs in response to privatization opportunities, by increasing student capacity at existing facilities and by expanding program offerings. The Company has experienced significant revenue and earnings growth since fiscal year 1993, its first full year of program operations, with revenues increasing from $8.9 million to $100.4 million and improvement from a loss from operations of $1.5 million to income from operations of $7.1 million for the fiscal years 1993 and 1996, respectively.

     Initially, the Company was established to capitalize on emerging opportunities in the privatization of juvenile justice programs by state and local governments. Management believes that increasing cost containment pressures at all levels of government coupled with the inability of many government agencies to deliver economic and effective programs to a rapidly increasing number of juvenile offenders will continue to accelerate the privatization of juvenile justice services within the youth care industry. Based on its experience to date, the Company believes that it can operate its programs at a lower cost while offering a higher quality of services as compared to similar programs operated directly by government agencies.

     In response to increasing demand for additional youth care services from both state and local governments as well as managed care and insurance companies, the Company recently began to expand and diversify its range of service offerings to include expanded educational, vocational and behavioral health services thereby further broadening its continuum of care. These entities recognize that the underlying issues plaguing troubled youth are the same regardless of whether they have been adjudicated or identified as troubled youth based upon non-criminal behavior. Consequently, public and private payors are increasingly seeking providers that can treat a variety of troubled youth through single source contracts on a nationwide basis. The Company believes it is well positioned to service the needs of both public and private payors given the quality and range of its youth care programs as well as its expanding national presence.

MARKET

     The Company believes that the juvenile justice market for publicly and privately provided residential programs is approximately $3.8 billion annually and that the total troubled youth care market (juvenile justice, behavioral health, special education and child welfare) for residential and community-based services is significantly larger. Trends reflecting increases in both the number of juvenile offenders and in the severity of the crimes committed suggest that there is a shortage of residential capacity and a lack of comprehensive programs to treat juvenile offenders. The Company expects that as juvenile crime continues to receive increasing levels of visibility, the need for youth care services will continue to increase. The Company also believes that certain demographic trends such as annual increases in both the number of teenagers and youth from single parent families will further contribute to the overall growth in the population of troubled youth in the United States.

     Programs for troubled youth generally are created in response to a Request for Proposals ("RFP") from a state or state agency or created "de novo" by a provider to accommodate the demand for a facility by placement authorities due primarily to the lack of available effective programs operated by state agencies or contracted by state agencies through an RFP. Historically, in the early stages of privatization of the troubled youth care industry, "de novo" programs were in demand because of the lack of effective programs and capacity. As privatization gains more acceptance with states, the Company anticipates that states will create more facilities and programs through RFPs and over the long term the need for "de novo" programs may decrease.

     In an RFP, the government agency determines the type of program and the number of youth to be served and specifies factors such as operating and licensing requirements in the RFP, which it publishes for competitive bidding. A successful proposal by the Company under an RFP typically has resulted in a five year contract between the Company and the government agency under which students are placed in the Company's program by the government agency up to the licensed capacity. Generally, the Company has little flexibility in admitting students to facilities resulting from an RFP other than those placed by the contracting agency or agencies. Historically under the RFP process, the government agency also provided the facility for the program. These facilities typically were vacant or under-utilized government-owned facilities that required minimal renovation for conversion into a program facility. Very recently, the trend has been developing whereby the RFP involves the design, construction and financing of a new facility as well as the operation of the program (typically for periods of five years or longer) upon its completion.

     "De novo" programs are initiated by the Company to respond to the demand for beds by placement authorities seeking to place youth in a youth care facility. Placement authorities for adjudicated youth include state juvenile services agencies, judges of juvenile and other courts and parole officers. Placement authorities for behavioral health services include many of the same services that place adjudicated youth as well as state welfare and child protective agencies, doctors, psychiatrists, psychologists and hospitals. Although the placement authorities generally prefer to place youth in a facility in geographic proximity to the placement authority's jurisdiction, students are often placed in facilities in other states due to the lack of facilities or programs in the home state. The Company enters into purchase of service ("POS") contracts with the agencies that control placement or placement authorities which permit students to be placed with YSI, delineate the services to be provided and describe the method of reimbursement. A POS contract generally has an initial term of one year and is renewable on an annual basis by the government agency. Student referrals normally are derived from many different states, each of which has a separate POS contract.

BUSINESS STRATEGY

     The Company's objective is to continue to expand the provision of its high-quality, innovative and effective programs and services on a national basis to a broad variety of troubled youth. The Company plans to achieve this objective through the implementation of its growth and operating strategies. The key elements of the Company's growth strategy are to: (i) pursue mergers and acquisitions; (ii) develop new programs through privatization; (iii) increase the licensed capacity of its programs; (iv) expand its range of services; and
(v) respond to consulting opportunities. The key elements of the Company's operating strategy are to: (i) implement comprehensive information systems; (ii) improve operating efficiencies; and (iii) limit capital deployment.

GROWTH STRATEGY

     Pursue Mergers and Acquisitions. The Company will continue to evaluate and selectively pursue merger and acquisition opportunities. Since its inception, the Company has consummated ten acquisitions of programs that contained an aggregate of 751 licensed beds at the time of acquisition. The Company's objective is to acquire businesses that can be integrated into the Company's high quality, cost-effective approach to servicing troubled youth in areas that complement existing programs as well as in new markets.

     Develop New Programs Through Privatization. The Company will continue to pursue the development of new programs in response to privatization opportunities. In addition, the Company will continue to work with government agencies to help develop privatization opportunities. The Company has, and believes it can continue to, facilitate and assist states and state agencies in the process of determining to shift certain of its youth care services to private industry. In some instances the development of privatization opportunities may result in the opening or expansion of a "de novo" program by the Company to service youth referred by placement authorities. Although the Company believes that the growing trend is for most privatization opportunities to be presented in a competitive bidding process in response to RFPs issued by government agencies, the Company believes that factors such as experience and the ability to provide effectively the desired services will continue to be important determinants in RFP awards, and that involvement in the privatization process can position the Company as the provider of choice and enhance its ability to be the successful bidder. In addition, the Company believes that new opportunities are arising to provide governmental agencies with services relating to the design, construction and financing of new facilities for troubled youth in connection with the award of an RFP to operate a program. The Company is positioning itself to provide these development activities in order to enhance its ability to win RFP awards to operate new programs.

     Increase Licensed Capacity. The Company believes that its privatization programs have been more successful than programs operated by governmental agencies both in terms of better preparing youth to become productive members of society and generating cost efficiencies. This success has enabled the Company to increase the licensed capacity of many of its programs and should assist the Company in obtaining governmental approval for further increases in licensed capacity. The Company believes it has the physical facilities and campuses that are capable of significant expansion of its current programs without significant additional capital outlays. The Company generally has been able to add beds to existing facilities at a cost that is substantially lower than the cost of new construction, which results in lower costs per student.

     Expand Range of Programs. The Company will continue to expand the types of programs and the range of program components it offers in response to the demand for more programs from its customers. The Company strives to be the full service provider of programs within the continuum of care of programs necessary or desirable to serve troubled youth. The Company will continuously evaluate the effectiveness of its programs in preparing troubled youth to become responsible, self-sufficient taxpayers. As the Company, or customers, identify new or more effective programs or program components, the Company will strive to develop and provide such programs and program components.

     Respond to Consulting Opportunities. The Company will continue to respond to opportunities from customers and others in the youth care industry to provide consulting services based on the Company's experience and expertise. These opportunities have been presented in consulting projects to assist in the evaluation of problems of youth, the improvement of youth care services, the implementation of programs into a community, privatization and similar projects. The Company does not actively pursue the provision of these services but is willing to respond to opportunities if, after evaluating the project, the Company determines it presents a profitable use of resources, permits the Company to participate in a privatization process with potential to position the Company as the provider of choice, assists in community acceptance of potential youth care programs or is beneficial to the Company based on other similar factors.

OPERATING STRATEGY

     Implement Comprehensive Information Systems. In order to continue to improve its business, YSI is developing and integrating an information management system that will produce better and more timely information and create cost efficiencies by enhancing the operation and control of the Company's student data management, financial management, human relations and executive management functions. The student data management function consists of maintaining a student data base, gathering information regarding the students upon arrival, monitoring and supplementing such information throughout their stay and developing meaningful reports of such data that will assist the Company in measuring the effectiveness of various programs and education and training techniques. The financial management system is designed to integrate the various financial systems from the Company's acquisitions and to develop consistent accounting procedures and controls and financial reporting. Similarly, the human resource system is designed to integrate the human resource functions for its approximately 2,900 full-time equivalent employees. The Company is in the early development stage of an executive management system that will produce and summarize pertinent data regarding the operations of the programs which will permit more timely oversight and control by executive management.

     Improve Operating Efficiencies. The Company believes that it has not yet fully integrated its acquired programs to create more cost and operating efficiencies or to capitalize on efficiencies resulting from its increased size and scope of business. The Company recently has begun the process of consolidating and rationalizing its organizational structure. As part of this process, the Company continues to implement a centralized purchasing system pursuant to which YSI seeks national contracts and takes advantage of volume purchasing opportunities. It is management's objective to structure its overhead costs and services so that the Company can leverage incremental growth in a more efficient and accretive manner.

     Limit Capital Deployment. The Company has sought and will continue to seek to minimize the amount of capital required to develop and operate programs, particularly investment in real estate and facility costs. The Company seeks, and consequently many of its existing facilities are comprised of, buildings that were previously used for purposes that lend themselves to efficient conversion to YSI programs, such as schools, hospitals and military bases. Utilization of these facilities allows the Company to focus on the operation of programs rather than the development and financing of real estate. However, the Company, after careful review, will make such investments when it is advantageous to do so in order to respond to an RFP that requires such investment as a component of the bid or otherwise enhances the Company's chances to be awarded a desired RFP, or in connection with an acquisition.

YSI PROGRAMS

PROGRAM COMPONENTS

     YSI has developed programs which constitute a comprehensive approach designed to address the multiple needs of troubled youth. YSI provides these services by using its "Formula for Success" which teaches accountability, respect and discipline through highly structured, physically demanding, intensely scheduled and intellectually challenging activities. Educators, YSI staff, parents, caseworkers and the students themselves participate in a pre-entry evaluation of each student. Based upon this evaluation, a development plan is designed for each student. The primary elements of YSI programs include:

     - Positive Peer Culture. A positive peer culture is established by well-trained, experienced staff who model desired behavior, immediately confront negative behavior and encourage student development through daily group counseling sessions. In a matured program, the peer culture is self-sustained and regenerated by student leaders who model for all students the desired behaviors and attitudes while they mentor and tutor the newer members of the group. This culture reinforces the values and thinking patterns being taught to the youth by immersing them in an environment in which such values and thinking patterns are demonstrated by their peers and the benefits of such behavior and the ramifications from unacceptable behavior are experienced. Further, the group will be held accountable for the behavior of the individuals in the group. If a group is held accountable for the behavior of an individual, the group will pressure the individual to conform to acceptable behavior. YSI believes that such behavior modification techniques will prepare the youth for integration into the community.

     - Thinking and Behavior Change. YSI emphasizes accountability in its programs which the Company believes differentiates its programs from traditional troubled youth programming. Students are held accountable for their past actions as well as for their actions while enrolled in the program in order to teach them to become responsible for their behavior in the future. Accordingly, these programs include specific components intended to identify thinking errors, teach emotion management and conflict resolution techniques, and make students aware of the impact that their actions have on victims.

     - Education Programs. Youth attend education programs either at Company operated fully accredited schools or through attendance at public schools. YSI teachers conduct a full day of intense school activities.

All programs at non-foster care residential facilities are accredited by a local or state education agency; therefore, academic credits earned at a YSI academy count towards credits required for high school graduation. As an alternative, many students prepare for a General Equivalency Diploma (a "GED"). The intensity of this educational experience can produce significant results. The Company has experienced increases in the number of its students that are achieving high school diplomas, whether during their residency or afterwards.

     - World of Work. YSI students are trained in the skills they will need to apply for, secure and keep a job. The Company attempts to educate its youth in the fundamental skills required in the workplace such as punctuality and satisfaction of employer expectations. As part of the vocational training provided by the Company, most of the programs teach computer literacy and include a "World of Work" curriculum which can incorporate courses and hands-on training in vocations such as carpentry, building maintenance, mechanical drafting, automotive maintenance, auto body repair, small engine repair, and certified nursing assistant. The "World of Work" curriculum can also encompass the operation of a business that provides services or products to the public. Some of these "World of Work" businesses include restaurants, furniture making, greeting card business, telemarketing, auto repair and detailing, TV and electronic appliance repair, remodeling and house painting and printing. This curriculum provides real work training and experience that can be translated to employment after graduation and in addition provides an opportunity to exhibit and understand the work habit skills being taught in YSI programs.

     - Life Skills. YSI educates its students in all phases of life so they can succeed on their own in society. The students are trained in certain basic life skills such as hygiene, time and money management, parenting and sexual responsibility. Training in practical daily living and social skills is also provided. The Company believes that achievement of these life skills is a critical factor in reducing future recidivism. As part of the money management training, most YSI students are made responsible for restitution, child care and other obligations.

     - Athletics. In addition to required physical education courses, participation in team-oriented athletic activities is strongly encouraged in most of the Company's programs. Athletics provides opportunities for youth to heighten self-esteem, experience the values of sportsmanship, learn the virtues of teamwork and leadership and to enhance other values that are important to being a responsible citizen as well as provide helpful physical exercise. Several of YSI's programs have become members of the regional high school athletic associations and field teams that compete with other high schools in a variety of interscholastic sports including football, baseball, basketball, wrestling, cross-country and track and field.

     - Public Safety. YSI programs are offered in both secure and open settings. The Company's secure programs utilize security fences and locked doors and windows to aid the staff in controlling the student population, and in the open programs, security is maintained solely by staff. Each student's whereabouts is constantly monitored by staff and the frequency of monitoring depends upon the student's level of behavior. In both secure and open facilities, students earn the trust of staff and receive greater freedom to move about the campus as they successfully progress through the program. All programs have comprehensive procedures in place to deal with unauthorized departures from campus.

PROGRAM FACILITIES AND SETTINGS

     Residential Juvenile Justice Academies. The Company's residential juvenile justice academies ("Academy") typically house troubled youth who are 14 to 18 years old and who have been adjudicated delinquent or are considered at risk of being adjudicated delinquent. These facilities range from medium security residential academies to high security facilities for serious offenders. The average length of stay in an Academy typically ranges from 6 to 24 months. The goal of the programs offered in the Academy environment is to change dramatically the thinking and behavior of the students and to provide them with the skills required to continue their education or training successfully, obtain employment and eventually become self-sufficient taxpayers. In addition, the Company offers several specialized programs at selected academies, including High Impact, Boot Camp, Sex Offender and Detention programs. See "-- Specialized Programs."

     Residential Treatment Centers. The Company's residential treatment centers ("RTCs") typically house youths aged 11 through 18 with a variety of behavioral and/or mental problems including chemical dependency, mental handicaps and emotional disturbance. While certain of the Company's RTC facilities offer acute inpatient care, most of its RTC facilities generally offer a range of less costly and lower acuity care services as compared to more traditional forms of behavioral health services. Students at RTC's can receive a wide range of services, ranging from preventative care and outpatient counseling to intensive psychiatric treatment. In addition, the Company offers several specialized programs at selected RTC facilities, including Emergency Shelter, Sex Offender, Substance Abuse and Long-Term Shelter. See "-- Specialized Programs."

     Residential Community-Based Facilities. The Company's residential community-based facilities offer services to troubled youth in group homes, foster homes and independent living facilities. Community-based group homes are staffed 24 hours a day with youth care professionals and usually house between 5 and 10 children.

SPECIALIZED PROGRAMS

     The Company also offers various specialized programs at select residential facilities. These programs are generally shorter term in nature and are designed to motivate a dramatic change in behavior and attitude on the part of its students. These programs range among the following:

     Sex Offender Programs. The Company's sex offender programs serve the special needs of youth involved in sexual offenses. The programs are generally locked-secure and involve lengths of stay from 12 to 24 months.

     High Impact Programs. The Company's high impact programs immerse youth who have failed or performed below expectations in non-residential settings in a 30 to 90 day intense regimen of academic classes, physically demanding activities and group therapy.

     Boot Camp Programs. The Company's boot camp programs are intense, physically demanding programs that are conducted in a military format including uniforms and drills and involve lengths of stay from 30 to 150 days.

     Detention Programs. The Company's detention programs are designed to house youth for periods of 1 to 90 days as they await disposition of court cases or determinations of placement. The Company's assessments of students in detention programs are often used by courts and other placement authorities in making placement decisions.

     Emergency Shelter Programs. The Company's emergency shelter programs serve troubled youth who are not adjudicated or accused of a crime but who are in need of temporary residential facilities due to the lack of a home or other family circumstances. The lengths of stay are generally short term, from 1 to 3 months.

     Substance Abuse Programs. The Company's substance abuse programs serve the special needs of youth that are suffering, or in danger of suffering, from drug or alcohol addiction and involve lengths of stay from 3 to 45 days.

     Long-Term Shelter Programs. The Company's long-term shelter programs offer housing services to those youth who are wards of the State or who have been removed from their own home by child protective services. This program is an alternative to the traditional orphanage or large welfare institution. Youth range in age from nine to eighteen years of age and lengths of stay range from 3 months to several years.

     Non-Residential Community-Based Programs. The Company's non-residential community-based programs are designed to assist those students who have committed a minor offense and are capable of being treated in his/her own community and those who have graduated from Company facilities seeking to transition back into their communities. These non-residential programs include tracking and counseling services, partial care and day treatment programs, prevention classes and aftercare.

     Foster Care Programs. The Company's foster care programs train potential foster care families, place youth with families, counsel foster children and their families during the foster care stay and provide other services in connection with the placement of youth in foster care environments. Generally, lengths of stay in these programs vary from six months to one year.

PROGRAM OFFERINGS

     The residential programs operated by the Company are as follows:

                                                                                                 AT JUNE 30, 1996
                                                                                        -----------------------------------
                                                                            INITIAL                 % INCREASE     NUMBER
                                         TYPE OF        START               LICENSED    LICENSED        IN           OF
             PROGRAMS                    FACILITY       DATE      SOURCE    CAPACITY    CAPACITY     CAPACITY     STUDENTS
- ----------------------------------   ----------------   -----    --------   --------    --------    ----------    ---------
Clarinda Academy, IA..............       Academy        2/92     de novo         60         239         298%          208
Victor Cullen Academy, MD.........       Academy        9/92       RFP           60         184         207           184
Reflections Treatment, TN.........       Academy        9/92       RFP           26          42          62            42
Forest Ridge, IA..................       Academy        2/93       Acq.         105         161          53           140
Hickey School, MD.................       Academy        7/93       RFP          312         323           4           321
YSI-Utah, UT......................   Community-Based    7/93       Acq.          60         151         152           127
Chamberlain Academy, SD...........       Academy        11/93      Acq.          60          78          30            78
Springfield Academy, SD...........       Academy        11/93      Acq.          70          84          20            84
Parc Place, AZ....................         RTC          8/94       Acq.          40          38          --            36
Tarkio Academy, MO................       Academy        9/94     de novo        103         308         199           308
Promise House, AZ.................   Community-Based    10/94      Acq.          28          55          96            54
Developmental Behavioral
  Consultants, AZ.................   Community-Based    6/95       Acq.          80          80          --            80
Woodward Academy, IA..............       Academy        7/95       RFP           25          74         196            51
Desert Hills New Mexico, NM.......         RTC          7/95       Acq.          74          74          --            71
Desert Hills Arizona, AZ..........         RTC          7/95     Acq.(1)        120         146          22           140
College Station, TX...............         (2)          7/95       (2)           54         102          89            97
Camp Washington, VA...............       Academy        1/96       RFP           45          45          --            34
Tampa Bay Academy, FL.............         RTC          3/96       Acq.         104         104          --            78
                                                                              -----       -----         ---         -----
Total/Percentage..................                                            1,426       2,288          60%        2,133
                                                                              =====       =====         ===         =====

- ------------------
(1) The Desert Hills Arizona program was operated by the Company pursuant to a management agreement during the period of July 1, 1995 through September 1, 1996. As of September 1, 1996, the Company acquired this program. See
    "-- Recent Developments."

(2) The College Station program is an Academy and an RTC. The Company assumed the operation of this program from the prior operator in July 1995 based on relationships the Company developed with the mortgagee of the real estate on which the program operates. Therefore, this program was not acquired, was not a true "de novo" program and was not obtained through an RFP.

     In addition, the Company provides non-residential community-based programs at some of the Company's residential facilities including aftercare, tracking, consulting, partial care and day treatment services. The Company's Desert Hills Arizona program also includes the case management of approximately 1,600 youths pursuant to a managed care contract.

CONSULTING AND DEVELOPMENT SERVICES

CONSULTING SERVICES

     Opportunities to provide consulting services have been presented to the Company from time to time in projects to assist in the evaluation of problems of youth, the improvement of youth care services, the implementation of programs into a community, privatization and similar projects. The Company does not actively pursue the provision of these services but is willing to respond to opportunities if, after evaluating the project, the Company determines it presents a profitable use of resources, permits the Company to participate in a privatization process with potential to position the Company as the provider of choice, assists in community acceptance of potential youth care programs or is beneficial to the Company based on other similar factors.

DEVELOPMENT SERVICES

     The Company believes that new opportunities are arising to provide governmental agencies with services relating to the design, construction and financing of new troubled youth care facilities. The Company expects that governmental agencies will continue to favor companies that can provide turnkey services from designing and building a facility to creating and operating a program. Specifically, such agencies are seeking companies that can provide the design, construction and financing of a facility and can ultimately operate the program upon completion of construction of the facility. The Company is positioning itself to provide these development activities in order to be awarded the contract to operate these new programs. However, even on projects that do not afford a private operation opportunity, the Company may provide the design, construction and financing of a facility for the state agency if the Company believes it can benefit financially from these activities.

     Development contracts generally require companies to assume responsibility for overall project development and completion. These services require the assembling of a team consisting of architects, operational experts from various disciplines, and financial and legal advisors that participates in and coordinates all aspects of the development from conceptual design through final construction of the project.

     The Company expects to act as the primary contractor and project manager on construction contracts for facilities and to subcontract with local or other known developers who act as the general contractor. The Company will develop a decision team of management personnel and subcontractors to respond to these opportunities and perform these functions. Eventually, the Company may employ architects established in the design of youth care or correctional facilities to assist and augment these efforts. The Company believes that it typically will take 12 to 24 months to construct a facility after the contract is executed and financing is approved.

     As part of the development activities, the Company will facilitate the arrangement of construction financing to contracting governmental agencies. The governmental agency may finance the construction of such facilities through various methods including, but not limited to, the following: (i) a one time general revenue appropriation by the governmental agency for the cost of the new facility, (ii) general obligation bonds that are secured by either a limited or unlimited tax levy by the issuing governmental entity, or (iii) lease revenue bonds or certificates of participation secured by an annual lease payment that is subject to annual or bi-annual legislative appropriations. The Company will not act as a source of financing nor as a broker in any regard with respect to any of such methods of financing nor will it assume any risk associated with the financing.

CUSTOMERS AND MARKETING

     The Company's sales and marketing efforts are directed toward developing new programs focused on payors and placement authorities. Placement authorities consist of state juvenile services agencies, judges of juvenile and other courts, parole officers, state welfare and child protective agencies, doctors, psychiatrists, psychologists and hospitals. The Company's senior management and its senior marketing personnel coordinate with personnel at the Company's programs to pursue RFP and POS contracts with governments and government agencies and contracts with private third party payors. The Company believes that this combined sales and marketing effort ensures that its regional efforts are consistent with the Company's overall business strategy and that sales efforts conform to the condition of the market in each region. Further, the Company believes that its local and regional executive directors and personnel provide the Company with a competitive advantage through their local contacts and understanding of local and regional business conditions.

     The Company must market its services to governments and government agency payors in order to capitalize on privatization opportunities. These agencies contract with the Company to be an "authorized" or licensed provider of services to troubled youth within their states. In the case of contracts resulting from RFPs, the agency payor will also be the party responsible for placing the youth. In the case of POS contracts, the placements need to be more actively sought by the Company from various sources. In either event, the residential programs require a concerted effort by the student admissions personnel to manage the admissions and graduation of students in order to maintain high occupancy. The student admissions personnel of each program must continually market to placement authorities in order to obtain a steady flow of referrals.

     The Public Relations Department at YSI assists the individual programs in developing local community involvement and relations activities, including instituting Community Advisory Boards, Community Relations Groups, Foster Grandparents Programs and Volunteer Programs. In addition, most of the YSI programs include student involvement in local community service projects such as park and highway clean-up, snow removal, holiday and festival set-up, feeding the homeless, and charity races and marathons. The Public Relations Department also directs a proactive marketing and communications program that includes public relations, investor relations and media relations for the Company.

PERSONNEL AND TRAINING

GENERAL

     The Company has assembled an experienced team of managers and staff that blends program expertise with business and financial experience in each area of its operations. This team includes juvenile justice administrators, educators, mental health professionals, retired military officers and collegiate coaches and athletes, combined with human resource, financial, facilities and marketing professionals. YSI prefers to recruit direct care staff who have obtained undergraduate or graduate degrees in education and in behavioral or social sciences. YSI believes that its team is fully qualified to carry out the Company's mission.

     YSI employed approximately 2,900 full-time equivalent personnel as of June 30, 1996: 51% in direct care workers; 40% in professional, teacher and manager positions; and 9% in support functions. In addition, the Company routinely utilizes independent contractors as needed for medical, educational, facility expansion, and support services.

     Newly hired direct care staff receive pre-service and continuing training. Core training includes courses in the major YSI program components such as behavior change education, positive peer culture, discipline and limit setting, emotion management and the teaching of pro-social skills. Annual continuing education also is required of all professional staff. In addition, YSI demonstrates its commitment to its employees' professional development by offering lectures, classes and training programs as well as tuition reimbursement benefits.

     YSI believes that its recruitment, selection and training programs provide the Company with quality personnel experienced in YSI's approach to providing behavior change and education programs. YSI also believes that these programs, which are conducted throughout the YSI system, provide the Company with management depth and consistency. These programs promote the cross training of staff resources which, in turn, creates flexibility in managing the Company's personnel resources as the number and location of programs expand. Management is committed to programs that foster career planning and development and that include elements such as succession planning, regularly scheduled and timely performance reviews and promoting talented people as they move through the organization.

QUALITY ASSURANCE

     The Company utilizes Quality Improvement Committees at its various programs in order to monitor and make recommendations and, if appropriate, take corrective actions. The committees are comprised of employees at various levels of authority and from various operating departments within each program. In addition, from time to time, employees of one facility visit other facilities and perform inspections and critique programs.

     The Company's senior management includes a contract compliance officer who ensures that the various programs are in compliance with their respective contractual requirements. The contract compliance officer coordinates his efforts with the Quality Improvement Committees at the Company's various programs and provides senior management with periodic reports regarding the overall status of the Company's programs. The Company believes that the contract compliance officer provides senior management with a vital link to the programs operations and helps ensure that the Company provides consistent, quality service.

     Governmental agencies perform audits of each operating program, its record keeping, and the condition of the physical plant pursuant to the Company's contract or as part of the licensing or license renewal process. In addition, several programs operate with industry accreditations, such as the Joint Commission on Accreditation of Healthcare Organizations (JCAHO). Periodic inspections are undertaken by the accreditation organization in order for the Company to maintain its accreditation.

COMPETITION

     YSI competes with a wide variety of organizations, including other for-profit companies, not-for-profit companies and governmental agencies that provide youth care services. The Company distinguishes itself from its competitors by emphasizing growth and development through behavior change and education programs as opposed to strictly punitive incarceration and institutionalization. The Company competes primarily on the basis of the quality and range of its programs, on price and on the professional reputation of its programs and personnel. The industry is highly fragmented and the Company believes that most providers of youth care services are very small and operate on a local or regional basis. YSI believes that there are very few competitors that can offer as broad an array of services on a national basis. Some of the Company's competitors have financial resources greater than the Company and could expand their operations and scope.

REGULATION

     The industry in which the Company operates is subject to extensive federal, state and local regulations that are administered by a variety of regulatory authorities. Providers of youth services must comply with a variety of applicable state and local regulations, including education, health care and safety regulations. The Company must maintain appropriate licenses, certifications and accreditation for its programs in order to conduct its operations. In addition, many state and local governments are required to conduct a competitive bidding procedure before awarding contracts for products or services. The failure to comply with any applicable laws, rules or regulations or the suspension, placement of provisions on or loss of a license may have a material adverse effect on the Company's business, financial condition and results of operations. Further, the current and future operations of the Company may be subject to additional regulations as a result of, among other factors, new statutes and regulations and changes in the manner in which existing statutes and regulations are or may be interpreted or applied. Any such additional regulations may have a material adverse effect on the Company's business, financial condition and results of operations.

     The health care industry is subject to extensive regulation by federal, state and local governments, including regulations under Medicare and Medicaid programs. Certain of the Company's behavioral health programs, are subject to such regulation. Failure to comply with such laws and regulations can cause fines and other penalties to the Company and can cause expulsion from Medicare, Medicaid or other program involvement which sanctions could have a material adverse affect on the Company. Government-imposed limitations on Medicare and Medicaid reimbursement have placed downward pressures on rates charged under these programs and have caused the private sector to bear a greater share of increasing health care costs. As a result of the continued escalation of health care costs and the inability of many individuals to obtain health insurance, numerous proposals have been or may be considered in the United States Congress and various state legislatures relating to health care reform. Certain measures, if adopted, could affect the rates charged by the Company for certain of its services, could affect the manner in which care must be provided or could otherwise have a material adverse affect on the Company's business.

ITEM 2. PROPERTIES

     Consistent with the Company's policy of limited capital deployment, most of the Company's facilities are leased and the total cost to the Company for the land and facilities that it owns was approximately $5.5 million as of June 30, 1996. Many of the lease arrangements are on terms the Company considers to be favorable. Several leases provide for multiple renewal periods at the option of the Company providing long-term availability for the Company without the long-term commitment of resources.

     In many cases, the Company leases the facilities it uses in connection with its program from the customer with which it contracts for the services. In these cases the lease terms are concurrent with the terms of the service contracts. The rent varies based upon the terms of the service contract. For example, facilities used by the Company in connection with the Hickey School and Victor Cullen Academy programs are provided by the State of Maryland at a cost to the Company of $1.00 per year each. The Company is responsible for the utilities, maintenance and repair of the facilities.

     The Company's executive offices and headquarters are located in a 10,845 square foot leased facility located at 2 Park Center Court, Suite 200, Owings Mills, Maryland. The lease for this facility expires in May 2002.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings other than routine litigation which the Company does not believe is significant to its future financial position or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The information required by this Item 4 is not applicable.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed and traded on the Nasdaq National Market under the symbol "YSII." On May 24, 1996, the Company affected a three-for-two stock split through the declaration and payment of a stock dividend of one share of Common Stock for every two shares of Common Stock outstanding or reserved for issuance. The following table sets forth the high and low sales prices of the Common Stock as reported on the Nasdaq National Market after giving effect to the stock split.

                                                                                HIGH    LOW
                                                                                ----    ---
    FISCAL YEAR ENDED JUNE 30, 1995:
         1st Quarter.........................................................     61/2   4 2/3
         2nd Quarter.........................................................     51/3   3 2/3
         3rd Quarter.........................................................     67/12  3   /12
         4th Quarter.........................................................     81/12  6 1/4
    FISCAL YEAR ENDED JUNE 30, 1996:
         1st Quarter.........................................................     71/12  5 1/2
         2nd Quarter.........................................................    111/3   6 3/4
         3rd Quarter.........................................................    17     10 1/6
         4th Quarter.........................................................    275/6  11 5/6

     As of September 12, 1996, the approximate number of holders of record of common stock of the Company was 462.

     The Company has never paid dividends on its Common Stock (other than the stock dividend on May 24, 1996 to effect the stock split) and does not anticipate paying any dividends in the foreseeable future as the Company intends to retain all earnings, if any, for use in the expansion of its business. The declaration and payment of dividends by the Company are subject to the discretion of the Company's Board of Directors. Any declaration of dividends in the future will depend upon the results of operations, capital requirements and financial condition of the Company, contractual restrictions in loan and other agreements and such other factors as the Company's Board of Directors may deem relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data of the Company as of and for each of the years in the five year period ended June 30, 1996 are derived from the audited consolidated financial statements of the Company. All of the financial data presented in the following table should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, included herein and Management's Discussion and Analysis of Financial Condition and Results of Operations. See "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               FISCAL YEAR ENDED JUNE 30,
                                                   --------------------------------------------------
                                                   1992      1993       1994       1995        1996
                                                   -----    -------    -------    -------    --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues........................................   $ 436    $ 8,895    $34,892    $53,087    $100,353
Program expenses
     Direct operating...........................     499      8,390     29,533     44,374      85,822
     Amortization of goodwill...................    --            7        286        583       1,039
     Start-up costs.............................     122        392         40        280          58
                                                   -----    -------    -------    -------    --------
Contribution from operations....................    (185)       106      5,033      7,850      13,434
Other operating expenses
     Selling, general and administrative........     620      1,595      2,731      4,097       5,760
     Costs of attempted acquisitions............    --        --         --         --            569
                                                   -----    -------    -------    -------    --------
Income (loss) from operations...................    (805)    (1,489)     2,302      3,753       7,105
                                                   -----    -------    -------    -------    --------
Other income (expense)
     Interest expense...........................      (1)      (173)      (403)      (268)     (3,160)
     Interest income............................      14          8         51         50         645
     Other income (expense), net................    --          (17)         2        (24)       (463)
                                                   -----    -------    -------    -------    --------
                                                      13       (182)      (350)      (242)     (2,978)
                                                   -----    -------    -------    -------    --------
Income (loss) before income tax (expense)
  benefit.......................................    (792)    (1,671)     1,952      3,511       4,127
Income tax (expense) benefit....................    --        --           140     (1,332)     (1,856)
                                                   -----    -------    -------    -------    --------
Net income (loss)...............................   $(792)   $(1,671)   $ 2,092    $ 2,179    $  2,271
                                                   =====    =======    =======    =======    ========
Earnings (loss) per common and common equivalent
  share.........................................   $(.17)   $  (.27)   $   .29    $   .26    $    .25
                                                   =====    =======    =======    =======    ========
Weighted average common and common equivalent
  shares outstanding............................   4,722      6,271      7,094      8,264       9,267
                                                   =====    =======    =======    =======    ========

                                                                     AS OF JUNE 30,
                                                   --------------------------------------------------
                                                   1992      1993       1994       1995        1996
                                                   -----    -------    -------    -------    --------
BALANCE SHEET DATA:
Cash............................................   $ 369    $   663    $ 3,816    $   784    $  7,046
Working capital.................................     444        178      6,078      9,726      29,961
Total assets....................................     742      4,704     18,130     29,050      74,639
Long-term obligations, net of current portion...      70      3,141      1,291      6,955      43,145
Total liabilities...............................     258      5,452      4,315     11,382      51,188
Shareholders' equity (deficit)..................     484       (748)    13,815     17,668      23,451

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     As of June 30, 1996, YSI operated 18 residential programs in 11 states. The Company operates its programs through wholly-owned subsidiaries pursuant to contracts directly with government agencies and third party payors or, in certain instances, with unaffiliated not-for-profit entities that have contracts with government agencies. See the Notes to the Company's Consolidated Financial Statements.

     The Company's programs are operated pursuant to fixed per diem contracts based upon program occupancy and management contracts, including management contracts with not-for-profit entities, as well as various third party payor reimbursement contracts. The Company recognizes revenues under all contracts as the services are performed. Under certain cost-based reimbursement contracts, certain costs may be subject to audit and adjustment as determined through negotiations with government or third party payor representatives. Under these contracts, contract revenues are recorded at amounts that are expected to be realized. In addition, the Company recognizes revenue from its consulting and development services as they are performed.

     The contribution from operations, in general, is lower in the initial stages of a program's development primarily due to costs associated with staffing requirements needed to obtain licensing prior to admitting students into a program as well as costs incurred during the period prior to the achievement of stable program occupancy. The Company's contribution from operations as a percentage of revenue is greater under some of its contractual arrangements with unaffiliated not-for-profit entities because the not-for-profit entity is responsible for certain elements of operating the program and incurs some of the costs. Therefore, in these instances, the Company earns its margin on a lower base of costs and revenues.

     On May 24, 1996, the Company effected a three-for-two stock split through the payment of a stock dividend of one share of common stock for every two shares of common stock held by each record holder thereof.

RECENT DEVELOPMENTS

     In September 1996, the Company exercised its option (the "Option") to acquire all of the stock of Introspect Healthcare Corporation ("Introspect") for $4,000,000 in cash. In addition, unamortized costs related to the purchase of the Option, notes and other receivables due to the Company from Introspect and costs related to the exercise of the Option, in the aggregate amount of approximately $3,000,000 million, will be considered as part of the purchase price. As of June 30, 1996, Introspect had assets of approximately $9,293,000 and liabilities of approximately $13,867,000, after intercompany eliminations. Upon exercise of the Option, the Company retired $9,693,000 of Introspect's indebtedness with an average interest rate of approximately 11.7% utilizing funds drawn against YSI's existing credit facilities.

     The Company acquired the Option on July 1, 1995, in conjunction with acquiring the Desert Hills New Mexico program from Introspect and entering into a management agreement to manage Introspect for a period of five years. Introspect is a provider of residential and non-residential behavioral health services to troubled youth through the 120-bed Desert Hills Arizona program. In addition, under the Company's management during fiscal year 1996, the Desert Hills Arizona program added juvenile justice programs with a current capacity of 26 beds.

     As a result of the "early" exercise of the Option effective as of September 1, 1996 (the Option was exercisable at any time during the five year period) and the significant degree of Introspect's financial dependence on the Company, accounting principles require that the operating results of Introspect be consolidated with the Company's statement of income for fiscal year 1996 and the first two months of the first quarter of fiscal year 1997. Upon consolidation of Introspect's operations, and after eliminating certain intercompany transactions, the Company recorded additional revenues of $16,131,000, expenses of $16,427,000 and a loss of $296,000 for fiscal year 1996. The acquisition pursuant to the exercise of the Option will be recorded using the purchase method of accounting with effect as of September 1, 1996. As a result, the Company's balance sheet for fiscal year 1996 does not reflect the acquisition of Introspect pursuant to the exercise of the Option. In addition, the effect of consolidating Introspect's operations for the first two months of the first quarter of fiscal year 1997, as well as the results of operations from Introspect during a transition period subsequent to the acquisition during which the Company intends to improve the operating results of this program, are expected to continue to adversely affect the Company's consolidated results of operations.

     In July 1996, the Company completed a transaction whereby foreign holders of an aggregate principal amount of $5,750,000 of the Company's 7% Convertible Subordinated Debentures Due 2006 (the "Debentures") surrendered such Debentures for conversion and received in the aggregate 461,106 shares of Common Stock, accrued interest of $105,500 and a conversion premium of $297,000 (reflecting the excess of the market value of the Debentures over the face amount at that time). The Company elected to pay the accrued interest and the premium to induce the early conversion of these Debentures because the Company believes the transaction to be accretive to future earnings. Because the Company decided to pursue this transaction during fiscal year 1996, the Company recorded the conversion premium in the fourth quarter of fiscal year 1996; however, for balance sheet purposes, because the transaction occurred in July 1996, the conversion of the Debentures are not reflected in the Company's consolidated balance sheet as of June 30, 1996.

     In July 1996, the Company purchased the assets and assumed certain liabilities of Youth Quest, Inc., a Utah corporation that provides residential group care, therapeutic foster care, and counseling services to approximately 100 youth.

RESULTS OF OPERATIONS

     The following table sets forth selected items from the Company's consolidated financial statements expressed as a percentage of total revenues:

                                                                         FISCAL YEAR ENDED JUNE
                                                                                   30,
                                                                        -------------------------
                                                                        1994      1995      1996
                                                                        -----     -----     -----
Revenues.............................................................   100.0%    100.0%    100.0%
Program expenses:
     Direct operating................................................    84.6      83.6      85.5
     Amortization of goodwill........................................     0.9       1.1       1.0
     Start-up costs..................................................     0.1       0.5       0.1
                                                                        -----     -----     -----
Contribution from operations.........................................    14.4      14.8      13.4
Other operating expenses:
     Selling, general and administrative.............................     7.8       7.7       5.7
     Costs of attempted acquisitions.................................      --        --       0.6
                                                                        -----     -----     -----
Income from operations...............................................     6.6       7.1       7.1
Other income (expense):
     Interest expense................................................    (1.2)     (0.5)     (3.1)
     Interest income.................................................     0.2       0.1       0.6
     Other income (expense), net.....................................      --      (0.1)     (0.5)
                                                                        -----     -----     -----
Income before income tax benefit (expense)...........................     5.6       6.6       4.1
Income tax benefit (expense).........................................     0.4      (2.5)     (1.8)
                                                                        -----     -----     -----
Net income...........................................................     6.0%      4.1%      2.3%
                                                                        =====     =====     =====

FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1995

     Revenues. Revenues increased $47,266,000, or 89.0%, to $100,353,000 for fiscal year 1996 from $53,087,000 for fiscal year 1995 primarily as a result of the addition of new programs operated by the Company during each period. Of the total increase in revenues, $12,931,000 is attributable to the full year of operations of four programs that were acquired or opened during fiscal year 1995; $12,713,000 relates to the operations of two programs that were acquired during fiscal year 1996; and $4,214,000 is attributable to the operations of three programs that the Company opened or began operating during fiscal year 1996. In addition, $16,131,000 of the increase resulted from the consolidation of the operations of Introspect for the full fiscal year 1996. An increase in revenues of $2,497,000 was attributable to programs that were operated by the

Company for both the full fiscal years 1995 and 1996. The increase in revenues was partially offset by a decrease in revenues of $885,000 resulting from the closing of one program in 1996 and a decrease in consulting services and other revenues of $335,000 as compared to the previous period. The average daily enrollment for all of the Company's programs increased 51.2% to 1,901 youth in fiscal year 1996 from 1,257 youth in fiscal year 1995, including a 5.2% increase in average daily enrollment in programs that the Company operated for both the full fiscal years 1996 and 1995 to 1,180 youth from 1,122 youth. The Company reported an occupancy rate of 92.1% in fiscal year 1996 compared to 92.2% in fiscal year 1995 based on an average daily licensed capacity of 2,065 beds for fiscal year 1996 and 1,364 beds for fiscal year 1995.

     Program Direct Operating Expenses. Program direct operating expenses increased $41,448,000, or 93.4%, to $85,822,000 for fiscal year 1996 from
$44,374,000 for fiscal year 1995 primarily as a result of the addition of new programs operated by the Company during each period. Of the total increase in expenses, $9,868,000 is attributable to the full year of operations of four programs that were acquired or opened during fiscal year 1995; $8,681,000 relates to the operations of two programs that were acquired during fiscal year 1996, and $5,236,000 is attributable to the operations of three programs that the Company opened or began operating during fiscal year 1996. In addition, $15,235,000 of the increase resulted from the consolidation of the operations of Introspect for the full fiscal year 1996. Salaries and related employee benefits decreased to approximately 64.5% of program direct operating expenses for fiscal year 1996 compared to 70.6% of program direct operating expenses for fiscal year 1995. This decrease primarily is due to an increase in the number of behavioral health programs operated by the Company which require a greater proportion of higher skilled contracted professionals.

     Contribution from Operations. Contribution from operations for fiscal year 1996 increased $5,584,000, or 71.1%, to $13,434,000 from $7,850,000 for fiscal year 1995. Contribution from operations decreased as a percentage of revenues to 13.4% of revenues in fiscal year 1996 compared to 14.8% of revenues in fiscal year 1995. This decrease is primarily attributable to the consolidation of the operations of Introspect in fiscal year 1996. In fiscal year 1996, the contribution from operations with respect to Introspect operations was $896,000 representing 5.6% of revenues from Introspect operations and in fiscal year 1995, the Company recognized $600,000 in contribution from operations which represented 100% of the consulting revenue from the management of Introspect. The change from recognizing management fees to consolidating the operations of Introspect, which reported a significantly lower operating margin as compared to the other programs operated by the Company, had the affect of reducing contribution from operations as a percentage of revenues for fiscal year 1996. In addition, amortization of goodwill increased $456,000 from $583,000 to $1,039,000 as a result of the full year of amortization of goodwill recorded in connection with three acquisitions completed during fiscal year 1995 and additional goodwill recorded in connection with two acquisitions completed during fiscal year 1996. Because the purchase accounting with respect to the Introspect acquisition will not be recorded until the first quarter of fiscal year 1997, no amortization of goodwill was recorded in fiscal year 1996 for such transaction. See "-- Recent Developments."

     Selling, General and Administrative Expenses. For fiscal year 1996, selling, general and administrative expenses increased $1,663,000, or 40.6%, to $5,760,000 from $4,097,000 for fiscal year 1995. As a percentage of revenues, selling, general and administrative expenses decreased to 5.7% of revenues from 7.7% of revenues for fiscal year 1995. The most significant components of these costs relate to the compensation expense and consulting fees associated with business professionals necessary for the development and oversight of the Company's operations. The decrease as a percentage of revenues from fiscal year 1995 is primarily attributable to revenues recorded as a result of the consolidation of Introspect's operations of $16,131,000 with a minimal corresponding increase in selling, general and administrative expenses in fiscal year 1996.

     Costs of Attempted Acquisitions. For fiscal year 1996, $569,000 of costs were incurred in the pursuit of acquisitions that the Company elected not to consummate, of which the most significant component was the costs associated with the Three Springs, Inc. transaction.

     Interest Expense. Interest expense increased $2,892,000 to $3,160,000 in fiscal year 1996 from $268,000 in fiscal year 1995. Of the increase in interest expense, $1,055,000 was attributable to the 7% Convertible Subordinated Debentures Due 2006 that were issued on January 29, 1996, $1,146,000 was recorded in connection with the consolidation of Introspect, and the remaining increase of $691,000 resulted from increases in borrowings on the Company's revolving line of credit and other miscellaneous debt assumed in connection with acquisitions made by the Company. The Company retired substantially all of Introspect's debt upon the Company's acquisition of Introspect in September 1996 utilizing funds drawn against YSI's existing credit facilities.

     Interest Income. For fiscal year 1996, interest income increased $595,000 to $645,000 from $50,000 in fiscal year 1995. The increase is primarily attributable to $288,000 of dividend income earned on temporary investments and $248,000 of interest income earned on the Company's excess cash balance.

     Income Taxes. The provision for income taxes was $1,856,000, representing an effective tax rate of 45.0% for fiscal year 1996 as compared to $1,332,000, representing an effective tax rate of 37.9% for fiscal year 1995. The increase in the effective tax rate was the result of the loss on Introspect operations which was not consolidated for tax purposes, the increase in non-deductible goodwill and other non-deductible expenses.

     Net Income. Net income was $2,271,000, or $.25 per share for fiscal year 1996 compared to $2,179,000, or $.26 per share for fiscal year 1995.

FISCAL YEAR ENDED JUNE 30, 1995 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1994

     Revenues. Revenues increased $18,195,000, or 52.2%, to $53,087,000 for fiscal year 1995 from $34,892,000 for fiscal year 1994 primarily as a result of the addition of new programs operated by the Company during each period. Of the total increase in revenues, $3,171,000 is attributable to the full year of operations of two programs that were acquired during fiscal year 1994; $3,092,000 relates to the operations of three programs that were acquired during fiscal year 1995; and $4,463,000 relates to the operations of two programs which the Company opened or began managing during fiscal year 1995. Consulting and other revenue increased $759,000 to $925,000 in fiscal year 1995 from $166,000 in fiscal year 1994. An increase in revenues of $6,710,000 was attributable to programs that the Company operated for both the full fiscal years 1994 and 1995. The average daily enrollment for all of the Company's programs increased 48.1% to 1,257 youth in fiscal year 1995 from 849 youth in fiscal year 1994, including a 26.7% increase in average daily enrollment in programs that the Company operated for both the full fiscal years 1995 and 1994 to 991 youth from 782 youth. The Company reported an occupancy rate of 92.2% in fiscal year 1995 compared to 89.3% in fiscal year 1994 based on an average daily licensed capacity of 1,364 beds for fiscal year 1995 and 951 beds in fiscal year 1994.

     Program Direct Operating Expenses. Program direct operating expenses increased $14,841,000, or 50.3%, to $44,374,000 for fiscal year 1995 from
$29,533,000 for fiscal year 1994 primarily as a result of the addition of new programs operated by the Company during each period. Of the total increase in expenses, $2,613,000 is attributable to the full year of operations of two programs that were acquired during fiscal year 1994; $2,555,000 relates to the operations of three programs that were acquired during fiscal year 1995; and $5,085,000 relates to the operations of two programs which the Company opened or began managing during fiscal year 1995. Salaries and related employee benefits increased to approximately 70.6% of program direct operating expenses for fiscal year 1995 compared to 67.1% of program direct operating expenses for fiscal year 1994.

     Program Start-up Costs. Program start-up costs in fiscal year 1995 of $280,000 consisted of costs related to the opening of two programs. Program start-up costs in fiscal year 1994 of $40,000 consisted of costs incurred in connection with the opening of one program.

     Contribution from Operations. Contribution from operations for fiscal year 1995 increased $2,817,000, or 56.0%, to $7,850,000 from $5,033,000 for fiscal year 1994. Contribution from operations increased as a percentage of revenues to 14.8% in fiscal year 1995 from 14.4% in fiscal year 1994 primarily as a result of fewer programs under development in fiscal year 1995 compared to fiscal year 1994, which initially earn lower contribution margins than mature programs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1,366,000, or 50.0%, to $4,097,000 for fiscal year 1995 from $2,731,000 for fiscal year 1994. The increase in selling, general and administrative expenses is primarily attributable to the addition of management personnel needed to oversee an increased number of programs. As a percentage of revenues, selling, general and administrative expenses decreased slightly to 7.7% of revenues for fiscal year 1995 from 7.8% of revenues for fiscal year 1994.

     Income Taxes. The provision for income taxes was $1,332,000, representing an effective tax rate of 37.9%, for fiscal year 1995 as compared to an income tax benefit of $140,000 for fiscal year 1994. The income tax benefit in fiscal year 1994 resulted from the realization of net operating loss carryforwards and other tax benefits.

     Net Income. Net income was $2,179,000, or $.26 per share for fiscal year 1995 as compared to $2,092,000, or $.29 per share for fiscal year 1994. On a fully-taxed basis, net income for fiscal year 1994 would have been approximately $1,230,000, or $.17 per share.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had $7,046,000 in cash and $29,961,000 of working capital, which included $9,798,000 in investments available-for-sale. Net cash provided by operating activities was $1,956,000 for fiscal year 1996 compared to net cash used in operating activities of $3,476,000 for fiscal year 1995. Net accounts receivable increased by $8,663,000 to $17,467,000 primarily as a result of the increase in revenues during the year and the increase in the number of behavioral health programs, for which collection periods typically are longer than those of juvenile justice programs. The Company believes that its collection experience for its behavioral health programs is consistent with collection periods experienced for similar programs in the health care industry.

     Net cash used in investing activities was $27,810,000 in fiscal year 1996, of which approximately $10,223,000 was invested in investments available-for-sale (a U.S. Government Bond fund and a Corporate Bond fund); $6,726,000 was used to fund the Tampa Bay Academy acquisition of which $3,271,000 was related to the purchase of a mortgage note receivable; $2,618,000 was used to fund the acquisition of Desert Hills New Mexico; and $1,000,000 was advanced pursuant to a line of credit facility provided to Introspect during fiscal year 1996. The remaining approximately $7,243,000 of investments made during the year included leasehold improvements, vehicles, computer equipment and other capital expenditures in support of existing programs.

     Net cash provided by financing activities was $32,116,000 for fiscal year 1996 comprised primarily of the net proceeds from the 7% Convertible Subordinated Debentures Due 2006 of $35,480,000, offset in part by the repayment of outstanding balances on the Company's bank revolving line of credit and certain other long-term borrowings. As of June 30, 1996, the Company had approximately $10,000,000 of credit available on its existing bank revolving line of credit.

     Total debt of $43,933,000 on June 30, 1996 consisted primarily of $37,950,000 of 7% Convertible Subordinated Debentures Due 2006, approximately $2,201,000 for a capital lease assumed in the acquisition of Desert Hills New Mexico, $2,799,000 in other debt and capital leases, and $983,000 of 12% Subordinated Debentures. Interest on the 7% Convertible Subordinated Debentures Due 2006 is payable semi-annually in arrears and the first interest payment date was August 1, 1996. The Debentures, not redeemable by the Company for three years, are convertible into shares of the Company's Common Stock at a conversion price of $12.47 per share.

     The Company believes that its current funds and funds available under its revolving line of credit, together with existing capital resources and cash flow from its existing operations, will be sufficient to meet all indebtedness payments, to make all planned capital additions and improvements and meet other working capital needs for the next twelve months. However, if the Company should identify one or more acquisition targets or begins substantial "de novo" programs, it may need to access additional capital resources.

NEW ACCOUNTING STANDARDS NOT YET IMPLEMENTED

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets Disposed of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement is effective for fiscal years beginning after December 15, 1995. The Company has not yet determined the impact of this statement on its consolidated financial position or results of operations.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock Based Compensation." This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages, but does not require, all entities to adopt that method of accounting for all of their employee stock compensation plans. Entities electing not to make the change in accounting method must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The accounting and disclosure requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company has not yet determined whether or not it will adopt the fair value based method of accounting defined in this statement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

     The consolidated financial statements of the Company are included on pages F-1 through F-26 of this Form 10-K.

SUPPLEMENTARY DATA
              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                         QUARTERLY RESULTS (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                       AS
                                                    REPORTED                ADJUSTED       AS
                                                     FIRST     ADJUST-       FIRST      REPORTED    ADJUST-       ADJUSTED
         FISCAL YEAR ENDED JUNE 30, 1996              QTR       MENTS         QTR      SECOND QTR    MENTS       SECOND QTR
                                                    --------   -------      --------   ----------   -------      ----------
Revenues..........................................  $19,348    $3,410 (1)   $22,758      $20,376    $3,858 (1)     $24,234
Program expense...................................   16,413     2,992 (1)    19,405       16,787     3,820 (1)      20,607
Amortization of goodwill..........................      265         0           265          213         0             213
Start-up costs....................................        0         0             0           30         0              30
Selling, general and administrative...............    1,349         0         1,349        1,452         0           1,452
Costs of attempted acquisitions...................        0         0             0            0         0               0
                                                    -------    ------       -------      -------    ------         -------
    Income from operations........................    1,321       418         1,739        1,894        38           1,932
Other income (expense), net.......................     (280)     (311)(1)      (591)        (552)     (280)(1)        (832)
                                                    -------    ------       -------      -------    ------         -------
    Income before income taxes....................    1,041       107         1,148        1,342      (242)          1,100
Income tax expense................................      406         0           406          572         0             572
                                                    -------    ------       -------      -------    ------         -------
    Net income....................................  $   635    $  107       $   742      $   770    $ (242)        $   528
                                                    =======    ======       =======      =======    ======         =======
Earnings per common and common equivalent
  share(4)........................................  $  0.07    $ 0.01       $  0.08      $  0.08    $(0.02)        $  0.06
                                                    =======    ======       =======      =======    ======         =======


                                                       AS
                                                    REPORTED    ADJUST-        ADJUSTED
         FISCAL YEAR ENDED JUNE 30, 1996            THIRD QTR    MENTS         THIRD QTR   FOURTH QTR    TOTAL
                                                    ---------   -------        ---------   ----------   --------
Revenues..........................................   $21,552    $3,757 (1,2)    $25,309      $28,052    $100,353
Program expense...................................    17,809     4,029 (1)       21,838       23,972      85,822
Amortization of goodwill..........................       271         0              271          290       1,039
Start-up costs....................................        28         0               28            0          58
Selling, general and administrative...............     1,246         0            1,246        1,713       5,760
Costs of attempted acquisitions...................         0         0                0          569         569
                                                     -------    ------          -------      -------    --------
    Income from operations........................     2,198      (272)           1,926        1,508       7,105
Other income (expense), net.......................      (437)     (309)(1)         (746)        (809)     (2,978)
                                                     -------    ------          -------      -------    --------
    Income before income taxes....................     1,761      (581)           1,180          699       4,127
Income tax expense................................       657      (112)(3)          545          333       1,856
                                                     -------    ------          -------      -------    --------
    Net income....................................   $ 1,104    $ (469)         $   635      $   366    $  2,271
                                                     =======    ======          =======      =======    ========
Earnings per common and common equivalent
  share(4)........................................   $  0.12    $(0.05)         $  0.07      $  0.04    $   0.25
                                                     =======    ======          =======      =======    ========

                                                       AS
                                                    REPORTED                ADJUSTED       AS
                                                     FIRST     ADJUST-       FIRST      REPORTED    ADJUST-       ADJUSTED
         FISCAL YEAR ENDED JUNE 30, 1995              QTR       MENTS         QTR      SECOND QTR    MENTS       SECOND QTR
                                                    --------   -------      --------   ----------   -------      ----------
Revenues..........................................  $11,065    $    0       $11,065      $12,533    $    0         $12,533
Program expense...................................    9,370         0         9,370       10,300         0          10,300
Amortization of goodwill..........................      112         0           112          160         0             160
Start-up costs....................................      281         0           281          435         0             435
Selling, general and administrative...............      848         0           848          969         0             969
                                                    -------    ------       -------      -------   -------        --------
    Income from operations........................      454         0           454          669         0             669
Other income (expense), net.......................      (16)        0           (16)        (110)        0            (110)
                                                    -------    ------       -------      -------   -------        --------
    Income before income taxes....................      438         0           438          559         0             559
Income tax expense................................      124         0           124          230         0             230
                                                    -------    ------       -------      -------    ------        --------
    Net income....................................  $   314    $    0       $   314      $   329    $    0        $    329
                                                    =======    ======       =======      =======    ======        ========
Earnings per common and common equivalent
  share(4)........................................  $  0.04    $ 0.00       $  0.04      $  0.04    $ 0.00        $   0.04
                                                    =======    ======       =======      =======    ======        ========


                                                       AS
                                                    REPORTED    ADJUST-        ADJUSTED
         FISCAL YEAR ENDED JUNE 30, 1995            THIRD QTR    MENTS         THIRD QTR   FOURTH QTR    TOTAL
                                                    ---------   -------        ---------   ----------   --------
Revenues..........................................   $13,818    $    0          $13,818     $ 15,409    $ 52,825
Program expense...................................    11,449         0           11,449       12,600      43,719
Amortization of goodwill..........................       159         0              159          152         583
Start-up costs....................................         0         0                0           20         736
Selling, general and administrative...............     1,036         0            1,036        1,181       4,034
                                                    --------    ------         ---------   ---------    --------
    Income from operations........................     1,174         0            1,174        1,456       3,753
Other income (expense), net.......................       (54)        0              (54)         (62)       (242)
                                                    --------   -------        ---------   ----------    --------
    Income before income taxes....................     1,120         0            1,120        1,394       3,511
Income tax expense................................       444         0              444          534       1,332
                                                    --------    ------         --------     --------    --------
    Net income....................................   $   676    $    0          $   676     $    860    $  2,179
                                                    ========    ======         ========     ========    ========
Earnings per common and common equivalent
  share(4)........................................   $  0.08    $ 0.00          $  0.08     $   0.10    $   0.26
                                                    ========    ======         ========     ========    ========

- ---------------
(1) Consolidation of Introspect's results of operations for the fiscal year ended June 30, 1996 after the reversal of revenue discussed in (2) below. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

(2) Reversal of revenue recognized in connection with the Company's management agreement with Introspect in the amount of $303. This management fee revenue was reversed in connection with the Company's consolidation of Introspect's results of operations discussed in (1) above.

(3) Amount represents the tax effect related to the reversal of revenue discussed in (2) above.

(4) Amounts have been restated, where applicable, to reflect the three-for-two stock split that was effected May 24, 1996. Fully diluted earnings per common and common equivalent share has not been presented as the impact is anti-dilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by this Item 9 is not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this Item 10 is included under the captions "Election of Directors", "Board of Directors" and "Executive Officers" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A no later than October 28, 1996 (the "1996 Proxy Statement") and that information is incorporated by reference in this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is included under the caption "Executive Compensation" in the 1996 Proxy Statement and that information is incorporated by reference in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is included under the caption "Security Ownership of Management and Certain Beneficial Owners" in the 1996 Proxy Statement and that information is incorporated by reference in this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is included under the caption "Certain Related Party Transactions" in the 1996 Proxy Statement and that information is incorporated by reference in this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          (1) Financial Statements:

     The consolidated financial statements of the Company are included on pages F-1 through F-26 of this Form 10-K.

          (2) Financial Statement Schedules

     The financial statement schedules prescribed by this Item 14 are not required.

          (3) Exhibits (All references herein to "SEC" shall mean the U.S. Securities and Exchange Commission)

EXHIBIT
  NO.                                          DESCRIPTION
- -------    ------------------------------------------------------------------------------------
   3.1     Articles of Incorporation of the Company, as amended.(1)
   3.2     Bylaws of the Company, as amended and restated.
   4.1     The rights of security holders are defined in the Articles of Incorporation, as amended, and the Bylaws, as amended and restated, of the Company filed as Exhibits
           3.1 and 3.2 hereto, respectively.
   4.2     The Company's 12% Subordinated Debenture Due December 31, 2002.(1)
   4.3     Specimen of Common Stock Certificate.(1)

EXHIBIT
  NO.                                          DESCRIPTION
- -------    ------------------------------------------------------------------------------------
   4.4     Form of Company's 7% Convertible Subordinated Debentures Due February 1, 2006.
           (Included as exhibit to Exhibit 4.5 of this Form 10-K.)
   4.5     Fiscal and Paying Agency Agreement dated January 29, 1996 by and among the Company,
           The Chase Manhattan Bank, N.A., New York, The Chase Manhattan Bank, N.A., London and
           Chase Manhattan Bank Luxembourg S.A. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31,
           1995.)
  10.1     Contract among Youth Services International of Baltimore, Inc., the Company and the
           Maryland Department of Juvenile Services for the operation and management of the
           Charles H. Hickey, Jr. School.(1)
  10.2     Contract between Youth Services International of Maryland, Inc. and the Maryland
           Department of Juvenile Services for the operation of the Victor Cullen Center.(1)
  10.13    Contract between the State of Tennessee and Youth Services International of
           Tennessee, Inc., d/b/a Reflections Treatment Agency.(1)
  10.31    The Company's Stock Option Plan.(1)
  10.33    The Company's Board of Directors Compensation Plan. (Incorporated by reference to
           Exhibit 4 to the Company's Registration Statement on Form S-8 (registration number
           33-99500) filed with the SEC on November 16, 1995.)
  10.34    Warrant to Purchase Common Stock of The Company.(1)
  10.35    The Company's 1995 Employee Stock Option Plan. (Incorporated by reference to Exhibit
           4 to the Company's Registration Statement on Form S-8 (registration number 33-84934)
           filed with the SEC on October 11, 1994.)
  10.36    The Company's 1996 Employee Stock Option Plan. (Incorporated by reference to Exhibit
           4 to the Company's Registration Statement on Form S-8 (registration number 33-99498)
           filed with the SEC on November 16, 1995.)
  10.37    The Company's Fiscal Year 1997 Employee Stock Purchase Plan. (Incorporated by
           reference to Exhibit 4 to the Company's Registration Statement on Form S-8
           (registration number 333-07157) filed with the SEC on June 28, 1996.)
  10.38    The Company's 1995 Director Stock Option Plan. (Incorporated by reference to Exhibit
           4 to the Company's Registration Statement on Form S-8 (registration number 33-84938)
           filed with the SEC on October 11, 1994.)
  10.39    Asset Purchase Agreement between Parc Place Limited Partnership and Southwestern
           Children's Health Services, Inc., a wholly-owned subsidiary of the Company
           (Incorporated by reference to Exhibit   to the Company's Current Report on Form 8-K
           filed with the SEC on August 26, 1994.)
  10.40    Asset Purchase Agreement, dated as of August 11, 1994, by and among Parc Place
           Limited Partnership, Business Financial Services Corporation, Parc Place, Inc., PLC
           Management, Inc., Patricia L. Carey, Bertram J. Trobman and Southwestern Children's
           Health Services, Inc. (Incorporated by reference to Exhibit 1 to the Company's
           Current Report on Form 8-K, filed with the SEC on August 24, 1994.)
  10.41    Stock Purchase Agreement, dated as of September 1, 1994, by and among Nicholas J.
           Mavrolas and Suzan N. Mavrolas and Southwestern Children's Health Services,
           Inc.(Incorporated by reference to Exhibit 10.2 to the Company's Form 10-QSB, filed with the SEC on November 14, 1994.)
  10.42    Stock Purchase Agreement, dated as of June 1, 1995, by and among Kurt Mahoney, Ph.D.
           and Southwestern Children's Health Services, Inc.(2)
  10.43    Loan and Security Agreement, dated as of June 20, 1995, by and among the Company, each of its subsidiaries and Signet Bank/Maryland.(2)
  10.44    Master Revolving Promissory Note, dated as of June 20, 1995, by and among the
           Company, each of its subsidiaries and Signet Bank/Maryland.(2)

EXHIBIT
  NO.                                          DESCRIPTION
- -------    ------------------------------------------------------------------------------------
  10.45    Asset Purchase Agreement, dated as of June 30, 1995, by and among the Company, Youth
           Services International of New Mexico, Inc., Desert Hills Center for Youth and
           Families of New Mexico, Inc., Diversification Association, Inc., Introspect
           HealthCare Corporation, Anna Ash, William Ash, Manuel G. Bracomonte, Tamatha
           Bracamonte, Donald V. Campbell, Mary K. Campbell, Donna Heidinger, Guy W. Heidinger,
           Daniel R. Lopez, Nancy Lopez, Elizabeth McCusker, Fletcher J. McCusker, Judy McKee,
           and Michael McKee. (Incorporated by reference to Exhibit 2.1 to the Company's
           Current Report on Form 8-K, filed with the SEC on August 3, 1995.)
  10.46    Option Agreement, dated as of June 30, 1995, by and among the Company,
           Diversification Association, Inc., Introspect HealthCare Corporation, Desert Hills
           Center for Youth and Families, Inc., Desert Hills Center for Youth and Families of
           Hawaii, Inc., Anna Ash, William Ash, Manuel G. Bracomonte, Tamatha Bracamonte,
           Donald V. Campbell, Mary K. Campbell, Donna Heidinger, Guy W. Heidinger, Daniel R.
           Lopez, Nancy Lopez, Elizabeth McCusker, Fletcher J. McCusker, Judy McKee, and
           Michael McKee. (Incorporated by reference to Exhibit 2.2 to the Company's Current
           Report on Form 8-K, filed with the SEC on August 3, 1995.)
  10.47    Management Agreement, dated as of June 30, 1995, by and among the Company,
           Southwestern Children's Health Services, Inc., Introspect HealthCare Corporation,
           Desert Hills Center for Youth and Families of Nevada, Inc., Ocotillo Pediatric
           Services, Inc., Desert Hills Center for Youth and Families, Inc., Desert Hills
           Center for Youth and Families of Hawaii, Inc., Anna Ash, William Ash, Manuel G.
           Bracomonte, Tamatha Bracamonte, Donald V. Campbell, Mary K. Campbell, Donna
           Heidinger, Guy W. Heidinger, Daniel R. Lopez, Nancy Lopez, Elizabeth McCusker,
           Fletcher J. McCusker, Judy McKee, and Michael McKee. (Incorporated by reference to
           Exhibit 2.3 to the Company's Current Report on Form 8-K, filed with the SEC on
           August 3, 1995.)
  10.48    Loan Agreement, dated as of June 30, 1995, by and between Introspect HealthCare
           Corporation and the Company. (Incorporated by reference to Exhibit 2.4 to the
           Company's Current Report on Form 8-K, filed with the SEC on August 3, 1995.)
  10.49    Asset Purchase Agreement dated March 27, 1996 by and among the Company, Youth
           Services International of Florida, Inc., a Florida corporation and a wholly-owned subsidiary of YSI, the Tampa Bay Academy, Ltd., a Florida limited partnership,
           American Residential Centers, Inc., a Florida corporation and the general partner of
           Tampa Bay and Malcolm B. Harriman, Edward C. Hoefle, Ronald L. Knaus and Wayne
           Shive, being all of the stockholders of American Residential Centers, Inc.
           (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form
           8-K, filed with the SEC on April 11, 1996.)
  10.50    Agreement dated March 27, 1996 by and among the Company, American Residential
           Centers, Inc., a Florida corporation and Malcolm B. Harriman, Edward C. Hoefle,
           Ronald L. Knaus and Wayne Shive, being all of the stockholders of American
           Residential Centers, Inc. (Incorporated by reference to Exhibit 2.2 to the Company's
           Current Report on Form 8-K, filed with the SEC on April 11, 1996.)
  10.51    Lease dated March 27, 1996 but effective as of March 1, 1996 by and between The
           Tampa Bay Academy, Ltd., a Florida limited partnership and Youth Services
           International of Florida, Inc., a Florida corporation. (Incorporated by reference to
           Exhibit 2.3 to the Company's Current Report on Form 8-K, filed with the SEC on April
           11, 1996.)
  10.52    Promissory Note dated April 13, 1989 made by The Tampa Bay Academy, Ltd., a Florida limited partnership, in favor of National Home Life Assurance Company, a Missouri corporation, in the original principal amount of $3,800,000. (Incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K, filed with the
           SEC on April 11, 1996.)
  10.53    Guaranty dated April 13, 1989 executed by Wayne M. Shive, Ann W. Shive, Malcolm B.
           Harriman, Alysa G. Harriman, Edward C. Hoefle, Ronald L. Knaus and Yvonne Knaus.
           (Incorporated by reference to Exhibit 2.5 to the Company's Current Report on Form
           8-K, filed with the SEC on April 11, 1996.)

EXHIBIT
  NO.                                          DESCRIPTION
- -------    ------------------------------------------------------------------------------------
  10.54    Mortgage, Assignment of Rents and Security Agreement dated April 13, 1989 by and between The Tampa Bay Academy, Ltd., a Florida limited partnership, and National
           Home Life Assurance Company, a Missouri corporation. (Incorporated by reference to
           Exhibit 2.6 to the Company's Current Report on Form 8-K, filed with the SEC on April
           11, 1996.)
  10.55    Assignment dated March 27, 1996 by National Home Life Assurance Company, n/k/a
           Providian Life and Health Insurance Company, a Missouri corporation in favor of the
           Company. (Incorporated by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K, filed with the SEC on April 11, 1996.)
  10.56    Promissory Note Modification Agreement dated March 27, 1996 by and among the
           Company, a Maryland corporation, The Tampa Bay Academy, Ltd., a Florida limited partnership, Wayne M. Shive, Ann W. Shive, Malcolm B. Harriman, Alysa G. Harriman,
           Edward C. Hoefle, Ronald L. Knaus and Yvonne Knaus. (Incorporated by reference to
           Exhibit 2.8 to the Company's Current Report on Form 8-K, filed with the SEC on April
           11, 1996.)
  10.57    Option Exercise Agreement, dated as of September 11, 1996, by and among the Company,
           Diversification Association, Inc., Introspect HealthCare Corporation, Desert Hills
           Center for Youth and Families of Nevada, Inc., Ocotillo Pediatric Services, Inc.,
           Desert Hills Center for Youth and Families, Inc., Desert Hills Center for Youth and
           Families of Hawaii, Inc., Anna Ash, William Ash, Manuel G. Bracamonte, Tamatha
           Bracamonte, Donald V. Campbell, Mary K. Campbell, Donna Heidinger, Guy W. Heidinger,
           Daniel R. Lopez, Nancy Lopez, Elizabeth McCusker, Fletcher J. McCusker, Judy McKee,
           and Michael McKee. (Incorporated by reference to the Company's Current Report on
           Form 8-K filed with the SEC on September 25, 1996. The Exhibits to the Option
           Exercise Agreement have been omitted from such Form 8-K and this filing. The Company hereby undertakes to furnish these materials to the SEC upon request.)
  11       Computation of Per Share Earnings.
  21       Subsidiaries of the Company
  23       Consent of Arthur Andersen LLP, independent public accountants.

- ---------------
(1) Incorporated by reference from the identically numbered exhibit to the Company's Registration Statement (registration number 33-71958) filed with the SEC on November 19, 1993, as amended.

(2) Incorporated by reference from the identically numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995.

     (b) The Company filed a Current Report on Form 8-K on April 10, 1996 in connection with its acquisition of the Tampa Bay Academy. The Form 8-K included audited financial statements of The Tampa Bay Academy, Ltd. and of American Residential Centers, Inc. for the years ended December 31, 1994 and 1995, and pro forma financial statements of the Company for the fiscal year ended June 30, 1995 and the nine months ended March 31, 1996.

     (c) Exhibits:

          Exhibits required to be filed in response to this paragraph (c) are listed above in subparagraph (a)(3.)

     (d) Financial Statement Schedules:

          Financial Statement Schedules prescribed to be filed in response to this paragraph (d) of Item 14 are not required.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          YOUTH SERVICES INTERNATIONAL, INC.

                                          By:      /s/ TIMOTHY P. COLE
                                           -------------------------------------
                                                     TIMOTHY P. COLE
                                            VICE CHAIRMAN AND CHIEF EXECUTIVE
                                                         OFFICER

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                TITLE                     DATE
- ---------------------------------------------   ---------------------------   -------------------
            /s/ W. JAMES HINDMAN                   Chairman of the Board       September 26, 1996
- ---------------------------------------------
              W. JAMES HINDMAN

             /s/ TIMOTHY P. COLE                     Vice Chairman and         September 26, 1996
- ---------------------------------------------     Chief Executive Officer
               TIMOTHY P. COLE                     (Principal Executive
                                                         Officer)

            /s/ WILLIAM P. MOONEY                 Chief Financial Officer      September 26, 1996
- ---------------------------------------------          and Treasurer
              WILLIAM P. MOONEY                    (Principal Financial
                                                   Officer and Principal
                                                    Accounting Officer)

             /s/ HENRY D. FELTON                       President and           September 26, 1996
- ---------------------------------------------   Chief Operating Officer and
               HENRY D. FELTON                           Director

                                                         Director              September 26, 1996
- ---------------------------------------------
               J. DONALD BLACK

              /s/ MAYER KANTER                           Director              September 26, 1996
- ---------------------------------------------
                MAYER KANTER
                                                         Director              September 26, 1996
- ---------------------------------------------
          CYNTHIA K. HINDMAN, M.D.
                                                         Director              September 26, 1996
- ---------------------------------------------
             MARTIN V. MARSHALL

          /s/ JACQUES T. SCHLENGER                       Director              September 26, 1996
- ---------------------------------------------
            JACQUES T. SCHLENGER

                         INDEX TO FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                         ----
CONSOLIDATED FINANCIAL STATEMENTS OF YOUTH SERVICES INTERNATIONAL, INC. AND
  SUBSIDIARIES
Report of Independent Public Accountants..............................................   F-1
Consolidated Financial Statements:
     Balance Sheets...................................................................   F-2
     Statements of Income.............................................................   F-4
     Statements of Shareholders' Equity...............................................   F-5
     Statements of Cash Flows.........................................................   F-6
     Notes to Consolidated Financial Statements.......................................   F-7

                       YOUTH SERVICES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF JUNE 30, 1995 AND 1996 AND
                FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996
                            TOGETHER WITH REPORT OF
                         INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Youth Services International, Inc.:

     We have audited the accompanying consolidated balance sheets of Youth Services International, Inc. (a Maryland corporation) and subsidiaries as of June 30, 1995 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended June 30, 1994, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Youth Services International, Inc. and subsidiaries as of June 30, 1995 and 1996, and the results of their operations and their cash flows for the years ended June 30, 1994, 1995 and 1996, in conformity with generally accepted accounting principles.

Baltimore, Maryland,
  September 12, 1996

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1995 AND 1996

                                     ASSETS

                                                                              1995       1996
                                                                             -------    -------
                                                                               (IN THOUSANDS)
CURRENT ASSETS:
     Cash (Note 6)........................................................   $   784    $ 7,046
     Cash held in escrow (Note 16)........................................     2,543         --
     Restricted cash (Notes 1 and 12).....................................       656        500
     Investments available-for-sale (Notes 1 and 2).......................        --      9,798
     Accounts receivable, net of allowance for doubtful accounts of $175
      and $748, respectively (Notes 1, 4, 6, 15, 20 and 23)...............     8,804     17,467
     Refundable income taxes..............................................        40      1,046
     Current portion of notes receivable (Note 3).........................        --        113
     Prepaid expenses and supplies........................................     1,224      1,918
     Deferred tax asset (Notes 1 and 14)..................................        --         78
                                                                             -------    -------
          Total current assets............................................    14,051     37,966
                                                                             -------    -------
PROPERTY, EQUIPMENT AND IMPROVEMENTS
  (Notes 1, 4 and 6):
     Land.................................................................       307        621
     Leasehold improvements...............................................     2,280      7,134
     Program equipment....................................................     1,135      2,289
     Buildings............................................................     2,164      5,162
     Office furniture and equipment.......................................     1,738      3,874
     Vehicles.............................................................     1,354      1,320
                                                                             -------    -------
                                                                               8,978     20,400
     Less -- Accumulated depreciation.....................................    (1,726)    (3,265)
                                                                             -------    -------
                                                                               7,252     17,135
                                                                             -------    -------
OTHER ASSETS
  (Notes 1, 3, 5, 14, 16, 20 and 23):
     Deposits.............................................................       204        160
     Organization costs, net..............................................        29         38
     Deferred debt issue costs, net.......................................       121      2,613
     Goodwill, net........................................................     5,874      9,613
     Notes receivable, net of current portion.............................        --      4,133
     Non-compete agreements, net..........................................       116        277
     Deferred tax asset...................................................       392        750
     Management fee receivable............................................       510        154
     Other assets, net....................................................       501      1,800
                                                                             -------    -------
                                                                               7,747     19,538
                                                                             -------    -------
          Total assets....................................................   $29,050    $74,639
                                                                             =======    =======

   The accompanying notes are an integral part of these consolidated balance sheets.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1995 AND 1996

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                              1995       1996
                                                                             -------    -------
                                                                               (IN THOUSANDS
                                                                             EXCEPT SHARE DATA)
CURRENT LIABILITIES:
     Accounts payable.....................................................   $ 1,927    $ 1,465
     Accrued payroll......................................................       538      1,641
     Accrued interest payable.............................................        --      1,093
     Other accrued expenses (Notes 1, 11 and 12)..........................     1,121      3,018
     Short-term borrowings (Note 4).......................................       568         --
     Current portion of long-term debt and capital lease obligations
       (Notes 6 and 7)....................................................       133        788
     Deferred tax liability (Notes 1 and 14)..............................        38         --
                                                                             -------    -------
          Total current liabilities.......................................     4,325      8,005
DEFERRED REVENUE (Note 1).................................................       102         38
CAPITAL LEASE OBLIGATIONS, less current portion (Note 7)..................         3      2,266
7% CONVERTIBLE SUBORDINATED DEBENTURES (Note 5)...........................        --     37,950
12% SUBORDINATED DEBENTURES, net of unamortized original issue discount of
  $26 and $17, respectively, including debentures in the principal amount
  of $580, held by shareholders or their close relatives (Note 5).........       974        983
OTHER LONG-TERM DEBT, less current portion (Note 6).......................     5,978      1,946
                                                                             -------    -------
          Total liabilities...............................................    11,382     51,188
                                                                             -------    -------
COMMITMENTS AND CONTINGENCIES (Notes 1, 9 and 10).........................
SHAREHOLDERS' EQUITY (Notes 1, 5 and 13):
     Common stock, $.01 par value:
       authorized shares 20,000,000, issued and outstanding 8,056,141 at
      June 30, 1995 and 8,597,712 at June 30, 1996, respectively..........        81         86
     Additional paid-in capital...........................................    16,337     20,099
     Unrealized loss on investments available-for-sale....................        --       (255)
     Accumulated earnings.................................................     1,250      3,521
                                                                             -------    -------
          Total shareholders' equity......................................    17,668     23,451
                                                                             -------    -------
          Total liabilities and shareholders' equity......................   $29,050    $74,639
                                                                             =======    =======

   The accompanying notes are an integral part of these consolidated balance sheets.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996

                                                                  1994        1995         1996
                                                                 -------     -------     --------
                                                                  (IN THOUSANDS EXCEPT PER SHARE
                                                                              DATA)
REVENUES (Notes 1, 15, 18 and 20).............................   $34,892     $53,087     $100,353
PROGRAM EXPENSES (Notes 1, 11, 15, and 18):
     Direct operating.........................................    29,533      44,374       85,822
     Amortization of goodwill.................................       286         583        1,039
     Start-up costs...........................................        40         280           58
                                                                 -------     -------     --------
          Contribution from operations........................     5,033       7,850       13,434
OTHER OPERATING EXPENSES (Notes 1, 11, 15, and 18):
     Selling, general and administrative......................     2,731       4,097        5,760
     Costs of attempted acquisitions..........................        --          --          569
                                                                 -------     -------     --------
          Income from operations..............................     2,302       3,753        7,105
                                                                 -------     -------     --------
OTHER INCOME (EXPENSE) (Notes 3, 4, 5, 6, 7, and 23):
     Interest expense.........................................      (403)       (268)      (3,160)
     Interest income..........................................        51          50          645
     Other income (expense), net..............................         2         (24)        (463)
                                                                 -------     -------     --------
                                                                    (350)       (242)      (2,978)
                                                                 -------     -------     --------
Income before income tax (expense) benefit....................     1,952       3,511        4,127
Income tax (expense) benefit (Note 14)........................       140      (1,332)      (1,856)
                                                                 -------     -------     --------
          Net income..........................................   $ 2,092     $ 2,179     $  2,271
                                                                 =======     =======     ========
Earnings per common and common equivalent share (Note 1)......   $  0.29     $  0.26     $   0.25
                                                                 =======     =======     ========
Weighted average common and common equivalent shares
  outstanding (Note 1)........................................     7,094       8,264        9,267
                                                                 =======     =======     ========

 The accompanying notes are an integral part of these consolidated statements.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996
                           (NOTES 1, 2, 5, 13 AND 14)

                                                                                                          TOTAL
                                                      ADDITIONAL   ACCUMULATED    UNREALIZED LOSS     SHAREHOLDERS'
                                             COMMON    PAID-IN      (DEFICIT)      ON INVESTMENTS       (DEFICIT)
                                             STOCK     CAPITAL      EARNINGS     AVAILABLE-FOR-SALE      EQUITY
                                             ------   ----------   -----------   ------------------   -------------
                                                                (IN THOUSANDS EXCEPT SHARE DATA)
BALANCE, June 30, 1993......................  $ 50     $  2,223      $(3,021)          $   --            $  (748)
    Repurchase of 5,294 shares of common
      stock, at $2.00.......................    --          (11)          --               --                (11)
    Tax benefit realized due to exercise of
      employee stock options................    --          108           --               --                108
    Issuance of 1,950,000 shares of common
      stock at $6.67 per share, net of
      issuance costs of $1,696,000, in
      connection with initial public
      offering..............................    20       11,284           --               --             11,304
    Issuance of common stock as follows:
      91,500 shares at $0.67, 7,500 shares
      at $1.33 and 307,536 shares at $2.00
      under the Stock Option Plan; and
      170,200 shares at $1.70, 29,074 shares
      at $2.83 and 6,885 shares at $4.53
      under the Employee Stock Purchase
      Plan, net of issuance costs of
      $19,000...............................     6        1,064           --               --              1,070
    Net income..............................    --           --        2,092               --              2,092
                                              ----      -------      -------           ------            -------
BALANCE, June 30, 1994......................    76       14,668         (929)              --             13,815
    Tax benefit realized due to exercise of
      employee stock options................    --          554           --               --                554
    Issuance of common stock as follows:
      182,499 shares at $0.67, 7,999 shares
      at $1.67, 38,499 shares at $2.00 and
      148,476 shares at $3.75 under the
      Stock Option Plans; and 2,798 shares
      at $3.40, 95,196 shares at $4.18 and
      3,600 shares at $5.31 under the
      Employee Stock Purchase Plan, net of
      issuance costs of $76,000.............     5        1,115           --               --              1,120
    Net income..............................    --           --        2,179               --              2,179
                                              ----      -------      -------           ------            -------
BALANCE, June 30, 1995......................    81       16,337        1,250               --             17,668
    Tax benefit realized due to exercise of
      employee stock options................    --        1,029           --               --              1,029
    Issuance of common stock as follows:
      88,500 shares at $0.67, 11,250 shares
      at $1.67, 58,776 shares at $2.00,
      58,552 shares at $3.75, 50,625 shares
      at $5.00, 5,663 shares at $5.33, 2,999
      shares at $5.25 and 15,000 shares at
      $8.83 under the Stock Option Plans;
      and 44,900 shares at $5.67, 137,704
      shares at $6.02, 25,353 shares at
      $8.79 and 42,249 shares at $14.46
      under the Employee Stock Purchase
      Plan, net of issuance costs of
      $26,000...............................     5        2,733           --               --              2,738
    Unrealized loss on investments
      available-for-sale, net of tax
      effect................................    --           --           --             (255)              (255)
    Net income..............................    --           --        2,271               --              2,271
                                              ----     --------      -------           ------            -------
BALANCE, June 30, 1996......................  $ 86     $ 20,099      $ 3,521           $ (255)           $23,451
                                              ====     ========      =======           ======            =======

 The accompanying notes are an integral part of these consolidated statements.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996

                                                                                           1994      1995       1996
                                                                                          -------   -------   --------
                                                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES:
    Net income........................................................................... $ 2,092   $ 2,179   $  2,271
    Adjustments to reconcile net income to net cash provided by (used in) operating activities:
        Loss on Introspect operations....................................................      --        --        296
        Depreciation and amortization....................................................     799     1,841      3,428
        (Gain) loss on disposal of property, equipment and improvements..................     (13)       --        105
        (Increase) decrease in deferred taxes, net.......................................    (381)       27       (304)
        Tax benefit realized due to exercise of employee stock options...................     108       554      1,029
        Net change in operating assets and liabilities...................................  (2,214)   (8,077)    (4,869)
                                                                                          -------   -------   --------
Net cash provided by (used in) operating activities......................................     391    (3,476)     1,956
                                                                                          -------   -------   --------
INVESTING ACTIVITIES:
    Purchases of property, equipment and improvements....................................  (2,522)   (3,521)    (9,675)
    Proceeds from sale of property, equipment and improvements...........................      25        --        674
    Organization costs...................................................................      (4)      (10)       (19)
    Goodwill.............................................................................    (245)   (1,827)    (2,203)
    Disbursements for notes receivable...................................................      --        --     (4,271)
    Collection of notes receivable.......................................................      --        --         25
    Purchases of investments available-for-sale..........................................      --        --    (10,223)
    Other long-term assets...............................................................      --      (501)    (1,868)
    Non-compete agreements...............................................................      --       (40)      (250)
                                                                                          -------   -------   --------
Net cash used in investing activities....................................................  (2,746)   (5,899)   (27,810)
                                                                                          -------   -------   --------
FINANCING ACTIVITIES:
    Proceeds from short-term borrowings..................................................     710       202        440
    Proceeds from borrowings on other long-term debt.....................................      --     5,350      7,566
    Issuance of 7% convertible subordinated debentures...................................      --        --     37,950
    Repayments of short-term borrowings, other long-term debt and capital lease
     obligations.........................................................................  (7,565)     (238)   (13,914)
    Proceeds from Initial Public Offering, net...........................................  11,304        --         --
    Proceeds from issuance of common stock under the Employee Stock Option
      and Purchase Plans, net............................................................   1,070     1,120      2,738
    Repurchase of common stock...........................................................     (11)       --         --
    Deferred debt issue costs............................................................      --       (91)    (2,664)
                                                                                          -------   -------   --------
Net cash provided by financing activities................................................   5,508     6,343     32,116
                                                                                          -------   -------   --------
NET INCREASE (DECREASE) IN CASH..........................................................   3,153    (3,032)     6,262
CASH, beginning of year..................................................................     663     3,816        784
                                                                                          -------   -------   --------
CASH, end of year........................................................................ $ 3,816   $   784   $  7,046
                                                                                          =======   =======   ========
CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Cash held in escrow.................................................................. $    --   $(2,543)  $  2,543
    Restricted cash......................................................................    (170)     (435)       156
    Accounts receivable..................................................................  (2,730)   (4,187)    (8,700)
    Refundable income taxes..............................................................    (177)      137     (1,006)
    Prepaid expenses and supplies........................................................     (70)     (948)      (684)
    Deposits.............................................................................     (76)      (65)        44
    Deferred debt issue costs and other..................................................     (25)       --         --
    Management fee receivable............................................................      --      (510)        60
    Accounts payable.....................................................................       6     1,122     (1,173)
    Accrued payroll......................................................................     636      (790)       928
    Accrued interest payable.............................................................      --        --      1,093
    Accrued transition costs.............................................................    (213)       --         --
    Other accrued expenses...............................................................     605       142      1,897
    Deferred revenue.....................................................................      --        --        (27)
                                                                                          -------   -------   --------
Net change in operating assets and liabilities........................................... $(2,214)  $(8,077)  $ (4,869)
                                                                                          =======   =======   ========
SUPPLEMENTAL DISCLOSURE:
    Cash paid for interest............................................................... $   403   $   268   $    921
                                                                                          =======   =======   ========
    Cash paid for taxes.................................................................. $   310   $   655   $  2,292
                                                                                          =======   =======   ========
    Noncash net asset acquisition through assumption of liabilities, notes payable,
      bank loan and mortgage assumption.................................................. $ 4,260   $ 1,440   $  4,880
                                                                                          =======   =======   ========
    Noncash reduction of accounts receivable through application of advance payments for
     services............................................................................ $    37   $    38   $     37
                                                                                          =======   =======   ========
    Noncash acquisition of leasehold improvements through a note payable................. $    --   $    79   $     --
                                                                                          =======   =======   ========
    Capital lease obligation............................................................. $    --   $    --   $    230
                                                                                          =======   =======   ========
    Unrealized loss on investments available-for-sale.................................... $    --   $    --   $    425
                                                                                          =======   =======   ========

 The accompanying notes are an integral part of these consolidated statements.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Organization and Nature of Operations

     Youth Services International, Inc. (YSI, Inc.) and its subsidiaries (collectively, "the Company") are organized to privately manage and operate a broad range of educational, developmental and rehabilitative programs for troubled youth who have either been adjudicated as delinquents or suffer from behavioral problems. The Company commenced the operation of its first program in February, 1992. As of June 30, 1996, the Company managed and operated programs in 11 states. The Company's programs are provided in residential, boot camp and non-residential settings.

     On February 3, 1994, the Company sold 1,950,000 shares of common stock at $6.67 per share pursuant to its Registration Statement filed on Form SB-2 with the Securities and Exchange Commission. The net proceeds to the Company from this offering were used to reduce long-term indebtedness, borrowings under the lines of credit and other short-term borrowings, to fund the acquisitions of Prestige and Western Youth, to fund capital expenditures and provide working capital. The costs associated with the registration and sale of the common stock were recorded as a reduction of additional paid-in capital.

  Principles of Consolidation

     The consolidated financial statements include the accounts of Youth Services International, Inc. and the following wholly-owned subsidiaries:

     - Youth Services International of Iowa, Inc. (YSII)
     - Youth Services International of Tennessee, Inc. (YSIT)
     - YSI of Utah, Inc. (YSIU)
     - Youth Services International of Baltimore, Inc. (YSIB)
     - Youth Services International of Maryland, Inc. (YSIM)
     - Youth Services International of Northern Iowa, Inc. (YSINI)
     - Youth Services International of South Dakota, Inc. (YSISD)
     - Youth Services International of Missouri, Inc. (YSIMO)
     - YSI of Central Iowa, Inc. (YSICI)
     - Youth Services International of New Mexico, Inc. (YSINM)
     - Youth Services International of Texas, Inc. (YSITX)
     - Youth Services International of Florida, Inc. (YSIF)
     - Youth Services International of Virginia, Inc. (YSIV)
     - Southwestern Children's Health Services, Inc. (SWCHS) and its wholly-owned subsidiaries --
        - Promise House, Inc.
        - Developmental Behavioral Consultants, Inc. (DBC)

     YSINM, YSITX, YSIF and YSIV began operations during fiscal 1996 and, as such had no operating activity through June 30, 1995. YSICI and SWCHS began operations during fiscal 1995 and, as such, had no operating activity through June 30, 1994.

     The consolidated financial statements also include the results of operations of Introspect Healthcare Corporation (see Note 20).

     Significant intercompany accounts and transactions have been eliminated in consolidation.

     The Company manages and operates certain of its programs pursuant to subcontracts or similar relationships with not-for-profit entities. These not-for-profit entities hold contracts directly with state and local governments to provide rehabilitative services to troubled youth and choose to subcontract this

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

management responsibility to the Company. These not-for-profit entities are each controlled by independent Boards of Directors which have the right to terminate their contract with the Company under certain circumstances. The accompanying consolidated balance sheets include net accounts receivable pursuant to these contracts of $3,753,000 and $6,028,000, as of June 30, 1995 and 1996,
respectively.

  Revenue Recognition and Contract Provisions

     The Company's programs are typically provided pursuant to contracts directly with governmental entities and third-party payors, or subcontracts with not-for-profit entities. These contracts generally provide for fixed per diem payments based upon program occupancy. Revenues on fixed per diem and management contracts are recognized as the services are performed.

     One of the Company's programs operates under a contract with three distinct revenue components as follows:

     - Gross maximum price cost reimbursement under which revenues are recognized as reimbursable costs are incurred.

     - Fixed per diem under which revenues are recognized as the services are performed.

     - Management fee under which revenues are recognized as the services are performed.

     Prior to January 1, 1996, one of the Company's contracts provided for the payment of $5.00 per student per day to be deposited equally into a facility renewal and equipment fund and an aftercare fund. Effective January 1, 1996, the contract was amended to provide for the payment of $1.50 per student per day to be deposited solely into a facility renewal and equipment fund. Use of these funds is subject to the advance budgetary approval of the State of Maryland Department of Juvenile Justice. Any residual funds, as well as any fixed assets or capital improvements purchased from these funds, revert to the State of Maryland Department of Juvenile Justice upon contract termination. The combined balance in these funds was approximately $349,000 and $300,000 as of June 30, 1995 and 1996, respectively, and is included in restricted cash and other accrued expenses in the accompanying consolidated balance sheets.

     Contract terms with government and not-for-profit entities generally range from one to five years in duration and expire at various dates through December 2000. Some of these contracts are subject to termination for the convenience of a particular governmental entity. Management of the Company is not aware of any circumstances that would cause any governmental entity to terminate any existing agreement.

     Certain contract costs, including indirect costs, are subject to audit and adjustment by negotiations with government or third party payor representatives. Contract revenues have been recorded at amounts which are expected to be realized.

  Revenues

     Revenues consist of the following as of June 30 (in thousands):

                                                            1994       1995        1996
                                                           -------    -------    --------
        Program.........................................   $34,726    $52,162    $ 99,561
        Consulting services and other...................       166        925         792
                                                           -------    -------    --------
                                                           $34,892    $53,087    $100,353
                                                           =======    =======    ========

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Concentration of Credit Risk

     Accounts receivable are uncollateralized and are due primarily from state and local governments and not-for-profit entities under contracts.

  Investments Available-for-Sale

     Investments available-for-sale are reported at estimated fair value with unrealized gains and losses reported as a separate component of shareholders' equity.

  Property, Equipment and Improvements

     Property and equipment is recorded at cost and is depreciated using the straight-line method over estimated useful lives ranging from 3 to 39 years. Leasehold improvements are amortized over the term of the related lease or the useful life, if shorter.

  Intangible Assets

     Intangible assets are amortized using the straight-line method and consist of the following:

                                INTANGIBLE ASSET                           USEFUL LIFE
        ----------------------------------------------------------------   -----------
        Organization costs..............................................       5 years
        Deferred debt issue costs.......................................    2-10 years
        Goodwill........................................................      10 years
        Non-compete agreements..........................................     3-5 years
        Other...........................................................    5-10 years

     Amortization expense for the years ended June 30, 1994, 1995 and 1996 was $341,000, $676,000 and $1,452,000, respectively. Accumulated amortization at June 30, 1995 and 1996 was $1,042,000 and $2,494,000, respectively.

  Goodwill

     Subsequent to making an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related acquisition's net earnings and cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

  Deferred Revenue

     Deferred revenue consists of advance payments for services which will be recognized as revenue as the related services are performed.

  Income Taxes

     The Company accounts for income taxes utilizing the liability method in accordance with the provisions of Financial Accounting Standards Board Statement No. 109 (SFAS 109), "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the rates and laws that are

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

projected to be in effect when the differences are expected to reverse. Any resulting deferred tax asset along with the tax benefits related to operating loss and tax credit carryforwards are recognized if management believes, based on available evidence, that it is more likely than not they will be realized (see Note 14).

  Stock Split

     A three-for-two stock split in the form of a stock dividend was effected May 24, 1996, with the issuance of 2,823,544 shares of common stock and the transfer of $27,000 from additional paid-in capital to the common stock account. All share and per share amounts in the accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect this split.

  Earnings Per Share

     Earnings per share have been computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding after giving retroactive effect to the fiscal 1996 three-for-two stock split. Common stock equivalents include all stock options after applying the treasury stock method.

  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications

     Certain reclassifications have been made to amounts reported in the prior year to conform to the current year presentation.

2.  INVESTMENTS

     Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities are required to be reported as held-to-maturity, trading or available-for-sale securities. Securities classified as available-for-sale are reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity.

     Amortized cost and approximate fair value of investment securities available-for-sale as of June 30, 1996, are as follows (in thousands):

                                                         AMORTIZED         GROSS         APPROXIMATE
                                                           COST       UNREALIZED LOSS    FAIR VALUE
                                                         ---------    ---------------    -----------
    U.S. Government Bond Fund, Class A................    $ 5,103          $ 182           $ 4,921
    Corporate Bond Fund, Class A......................      5,120            243             4,877
                                                          -------          -----           -------
                                                          $10,223          $ 425           $ 9,798
                                                          =======          =====           =======

3.  NOTES RECEIVABLE

     During fiscal 1996, the Company entered into a $1,000,000 discretionary line of credit agreement with Introspect under which the Company, at its sole discretion, may extend credit to Introspect for a term that

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

3.  NOTES RECEIVABLE -- (CONTINUED)

corresponds to the Option Agreement (see Note 20). Credit extended under this line of credit bears interest at prime plus 2% and is payable on demand. The uncollected principal balance under this line of credit was $1,000,000 as of June 30, 1996.

     In connection with its fiscal 1996 asset purchase of Tampa Bay Academy, Ltd. (see Note 16), the Company repaid a mortgage obligation of TBA of approximately $3,271,000 thereby creating a note receivable from the former owners of TBA. The note receivable bears interest at an annually adjustable rate equal to the 10 year Treasury Bond rate plus 285 basis points (9.2% at June 30, 1996). Monthly principal and interest payments are due through April 1, 1999, with a balloon payment of $2,892,000 due on May 1, 1999. The note is secured by real property and the assignment of rental income. The uncollected principal balance of this note was $3,246,000 as of June 30, 1996.

4.  SHORT-TERM BORROWINGS

  Lines of Credit

     During fiscal 1992, the Company entered into an operating line of credit arrangement with a bank, under which it could borrow the lesser of $275,000 or 85% of eligible accounts receivable. Amounts drawn under this line of credit bore interest at prime plus two percent and were payable on demand. The line was secured by furniture, inventory, machinery and equipment, and accounts receivable related to the Company's operations in Clarinda, Iowa. During fiscal 1994, the Company entered into an operating line of credit arrangement with a bank, under which it could borrow the lesser of $400,000 or 75% of eligible accounts receivable. Amounts drawn under this line of credit bore interest at prime plus one and one-half percent and were payable on demand. The line was secured by accounts receivable of the Company and provided for the right of set-off. During fiscal 1995, the Company entered into an operating line of credit arrangement with a bank, under which it could borrow the lesser of $5,000,000 or 85% of eligible accounts receivable. Amounts drawn under this line of credit bore interest at prime plus one-half percent and were payable on demand. The line was secured by accounts receivable of the Company. The preceding lines of credit were canceled in fiscal 1995 and replaced with the line of credit facility described in Note 6. During fiscal year 1995, the Company entered into a line of credit agreement with a bank, under which it could borrow up to $80,000. Amounts drawn under this line of credit bore interest at 10% and were payable on demand. The line was guaranteed by the former owners of DBC (see Note 16). This line of credit was canceled during fiscal 1996.

     Borrowings information for the fiscal years ended June 30, 1995 and 1996, is as follows (in thousands):

                                                                         1995     1996
                                                                        ------    -----
        Balance as of end of year....................................   $   70    $  --
        Maximum amount outstanding during the year...................    3,070       70
        Average outstanding month-end balance during the year........      820       70
        Weighted average interest rate during the year...............      9.4%    10.0%

  Promissory Notes

     During fiscal 1995, the Company entered into a promissory note arrangement with a lessor, under which it financed the cost of $79,000 in leasehold improvements. The note bore interest at 8.678% and provided for six monthly payments of principal plus accrued interest. The unpaid principal balance was $58,000 and $0 as of June 30, 1995 and 1996, respectively.

     During fiscal 1995, the Company issued a short-term promissory note in connection with its purchase of DBC (see Note 16). The note was non-interest bearing with a face value of $450,000. The note was discounted to $440,000 using an imputed interest rate of 8%. The note was paid in full during fiscal 1996.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

5.  SUBORDINATED DEBENTURES

  12% Subordinated Debentures

     During fiscal 1993, the Company issued 12% Subordinated Debentures in the principal amount of $1,000,000 due in 10 equal semi-annual installments beginning June 30, 1998. Debentures in the principal amount of $580,000 are held by shareholders or their close relatives.

     In connection with the issuance of the debentures, warrants to purchase 231,900 shares of common stock at an exercise price of $3.23 per share were issued. These warrants were exercisable beginning in April 1993 and expire at various dates through November 1999. The warrants have been assigned a value of $50,000.

     The debentures were issued with an original issue discount of $50,000. The discount is being amortized over the life of the debentures using the effective interest method.

  7% Convertible Subordinated Debentures

     During fiscal 1996, the Company issued 7% Convertible Subordinated Debentures due February 1, 2006, in the principal amount of $37,950,000. Interest is payable semi-annually in arrears. The debentures are convertible into common stock at the rate of one share for each $12.47 of principal. The 7% Convertible Subordinated Debentures may be redeemed at the option of the Company, in whole or in part at any time after February 1, 1999, at a redemption price equal to that percentage of their principal amount set forth below (see
Note 23):

                              ON OR AFTER FEBRUARY 1,                         PREMIUM
        -------------------------------------------------------------------   -------
             1999..........................................................     103%
             2000..........................................................     102%
             2001..........................................................     101%
             2002 and thereafter...........................................     100%

     The Company incurred approximately $2,500,000 of direct costs in connection with the issuance of the 7% Convertible Subordinated Debentures. These costs have been deferred in the accompanying consolidated balance sheets (see Note 1 for amortization policy).

6.  OTHER LONG-TERM DEBT

     Other long-term debt consists of the following at June 30 (in thousands):

                                                                                1995      1996
                                                                               ------    ------
Bank Loans:
     Revolving line of credit payable to bank, permitted borrowings equal to the lesser of $10,000,000 or 85% of eligible accounts receivable plus
     95% of cash balances on deposit, secured by accounts receivable and cash balances on deposit, bearing interest at the prime rate or LIBOR
     plus 2.25%, (8.3%) due September 1997. ................................   $5,300    $   --
     Note Payable to bank, secured by vehicle, bearing interest at 11%, payable in monthly installments through August 1995 with a $6,500
     balloon payment due August 1995. ......................................        7        --
DBC Purchase Note (Note 16):
     Note payable to a non-affiliated individual, in the face amount of
     $450,000 discounted to $393,000, at an imputed interest rate of 8%,
     $225,000 is payable August 1996 and $225,000 is payable August
     1997. .................................................................      393       393

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

[CAPTION]

6.  OTHER LONG-TERM DEBT -- (CONTINUED)
                                                                                1995      1996
                                                                               ------    ------
Mortgage Payable:
     Mortgage payable to the City of Springfield, South Dakota secured by property in the City of Springfield, South Dakota, bearing interest at
     3.5%, principal and interest due in annual installments through June
     2002. .................................................................   $  105    $   90
Economic Development Loans:
     Note payable to the City of Clarinda, Iowa secured by a second position lien on certain accounts receivable and property and equipment, bearing
     interest at 4%, paid in full during fiscal 1996. ......................      148        --
Forest Ridge Purchase Note:
     Note payable to a non-affiliated individual, in the face amount of
     $150,000 discounted to $117,000, at an imputed interest rate of 10%,
     payable in monthly installments beginning March 1993. .................       70        46
Other:
     Note payable to Finova Capital Corporation, secured by certain personal property, bearing interest at 11%, payable in monthly installments
     through January 2001. .................................................       --     1,669
     Note payable to Finova Capital Corporation, secured by certain fixed assets, bearing interest at 11%, payable in monthly installments through
     November 2000. ........................................................       --       363
     Note payable to Tarkio Development Group, bearing interest at 3% per
     annum, principal and interest due August 1997. ........................       50        50
                                                                               ------    ------
                                                                                6,073     2,611
Less: Current portion.......................................................       95       665
                                                                               ------    ------
          Total.............................................................   $5,978    $1,946
                                                                               ======    ======

     Borrowings information with respect to the revolving line of credit for the fiscal years ended June 30, 1995 and 1996, is as follows (in thousands):

                                                                        1995      1996
                                                                       ------    ------
        Balance as of end of year...................................   $5,300    $   --
        Maximum amount outstanding during the year..................    5,300     7,295
        Average outstanding month-end balance during the year.......    5,300     5,295
        Weighted average interest rate during the year..............      8.3%      8.3%

     Certain of these agreements require that the Company maintain a minimum current ratio and level of tangible net worth, as well as meet certain other financial standards. As of June 30, 1996, the Company was in compliance with these covenants.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

     The aggregate maturities of other long-term debt at June 30, 1996, are as follows (in thousands):

                                    FISCAL YEAR
                                   ENDED JUNE 30,
        --------------------------------------------------------------------
             1997...........................................................   $  665
             1998...........................................................      634
             1999...........................................................      474
             2000...........................................................      527
             2001...........................................................      296
             2002 and thereafter............................................       15
                                                                               ------
                  Total.....................................................   $2,611
                                                                               ======

7.  CAPITAL LEASE OBLIGATIONS

     The Company leases certain operating facilities and computer and office equipment under capital leases expiring through fiscal 2010. Included in property, equipment and improvements at June 30, 1996, is $2,292,000 related to these leases, net of accumulated amortization of $176,000.

     Future minimum lease payments, by year and in the aggregate, under capital lease obligations are as follows (in thousands):

                                    FISCAL YEAR
                                   ENDED JUNE 30,
        --------------------------------------------------------------------
             1997...........................................................   $  353
             1998...........................................................      355
             1999...........................................................      302
             2000...........................................................      280
             2001...........................................................      286
             2002 and thereafter............................................    2,843
                                                                               ------
                                                                                4,419
             Less -- Amounts representing interest..........................    2,030
                                                                               ------
                                                                                2,389
             Less -- Current portion........................................      123
                                                                               ------
                                                                               $2,266
                                                                               ======

8.  EMPLOYEE RETIREMENT PLAN

     Effective July 1, 1992, the Company established the YSI 401(k) Retirement Plan (the Plan) pursuant to Section 401(k) of the Internal Revenue Code. The Plan covers all full-time employees of the Company who have satisfied eligibility requirements. Contributions are made by the Company at the rate of 25% of employee contributions up to 8% of an employee's salary. The Company may also make additional contributions to the Plan at its discretion. During fiscal years 1994, 1995 and 1996, the Company expensed $72,000, $115,000 and $191,000, respectively, in matching contributions and administrative fees related to the Plan.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

9.  COMMITMENTS

     The Company has operating leases for equipment and office space. Future minimum annual rents under noncancelable operating leases are as follows (in thousands):

                                    FISCAL YEAR
                                  ENDED JUNE 30,
        -------------------------------------------------------------------
             1997..........................................................   $ 2,847
             1998..........................................................     2,317
             1999..........................................................     2,202
             2000..........................................................     1,706
             2001..........................................................     1,234
             2002 and thereafter...........................................     5,604
                                                                              -------
                  Total....................................................   $15,910
                                                                              =======

     Rent expense for the fiscal years ended June 30, 1994, 1995 and 1996, was $353,000, $940,000 and $2,482,000, respectively.

10.  CONTINGENCIES

     The Company has been named as defendant in various legal proceedings arising from the performance of its normal activities. It is the opinion of management, after consultation with legal counsel, that the amount, if any, of the Company's ultimate liability under all current legal proceedings will not have a material adverse effect on the financial position of the Company.

11.  SELF-INSURANCE

     Effective November 1, 1993, the Company implemented a program of providing group health insurance benefits for employees on a self-insured basis. The plan covers all full-time employees of the Company who have satisfied eligibility requirements. Administrative services related to the benefits program are provided by a third-party contract administrator. The Company also entered into a re-insurance agreement which provides specific and aggregate stop loss coverage. Amounts payable for claims incurred on or before June 30, 1995 and 1996, were $275,000 and $436,000, respectively, and are included in other accrued expenses in the accompanying consolidated balance sheets. Self-insurance activity for the fiscal years ended June 30, 1994, 1995 and 1996, is summarized below (in thousands):

                                                             1994      1995       1996
                                                             -----    -------    -------
        Balance, beginning of year........................   $  --    $   209    $   275
        Claims expense....................................     804      2,368      3,334
        Claims payments...................................    (595)    (2,302)    (3,173)
                                                             -----    -------    -------
        Balance, end of year..............................   $ 209    $   275    $   436
                                                             =====    =======    =======

12.  STUDENT FUNDS

     The Company holds student funds in bank accounts in the Company's name. These funds are not commingled with funds of the Company, and are included in restricted cash and other accrued expenses in the accompanying consolidated balance sheets.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

13.  EQUITY PARTICIPATION PLANS

  Stock Option Plans

     In fiscal 1992, the Board of Directors approved the establishment of the Youth Services International, Inc. 1992 Stock Option Plan (the 1992 Stock Option
Plan), under which the Company may grant to eligible employees nonqualified stock options to purchase up to 1,125,000 shares of common stock. Options granted under the 1992 Stock Option Plan allow for the purchase of common stock at prices not less than the fair market value of the common stock at the date of grant, for a term of no more than ten years. At the discretion of the Board of Directors, the granted options may also be subject to certain vesting provisions. The majority of the options granted to date contain a three-year vesting period.

     In fiscal 1994, the Board of Directors approved the establishment of the Youth Services International, Inc. 1995 Employee Stock Option Plan and the Youth Services International, Inc. 1995 Director Stock Option Plan (the 1995 Stock Option Plan and the 1995 Director Stock Option Plan, respectively). Under the 1995 Stock Option Plan, the Company may grant to eligible employees nonqualified stock options to purchase up to 750,000 shares of common stock beginning July 1, 1994. The 1995 Stock Option Plan provides for the purchase of common stock at the fair market value of the common stock at the date of grant. Under the 1995 Director Stock Option Plan, the Company may grant options to purchase up to 200,000 shares of common stock to nonemployee members of the Board of Directors. The 1995 Director Stock Option Plan provides for the granting of 7,500 shares of the Company's common stock each year coincident with the anniversary date of the appointment of a nonemployee Board of Directors member through September 27, 2004. The 1995 Director Stock Option Plan provides for the purchase of common stock at the fair market value of the common stock at the date of grant.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

13.  EQUITY PARTICIPATION PLANS -- (CONTINUED)

     The following table summarizes the option activity under the 1992 and 1995 Stock Option Plans.

                                1992 STOCK OPTION                      1995 STOCK OPTION                     1995 DIRECTOR STOCK
                                      PLAN                                   PLAN                                OPTION PLAN
                              ---------------------                  ---------------------                  ---------------------
                                1995        1996                       1995        1996                       1995        1996
                              ---------   ---------                  ---------   ---------                  ---------   ---------
               OPTION PRICE    NUMBER      NUMBER     OPTION PRICE    NUMBER      NUMBER     OPTION PRICE    NUMBER      NUMBER
                PER SHARE     OF SHARES   OF SHARES    PER SHARE     OF SHARES   OF SHARES    PER SHARE     OF SHARES   OF SHARES
               ------------   ---------   ---------   ------------   ---------   ---------   ------------   ---------   ---------
Granted and
outstanding...    $  .67        528,501     440,000      $ 3.75         84,511      18,710      $ 4.17         15,000      15,000
                    1.67         45,251      34,001        4.92             --       1,125        4.42         22,500      22,500
                    2.00        143,001      79,227        5.00        265,425     214,800        6.38         22,500      22,500
                    5.25         13,500       7,505        6.75        199,500     156,750        9.17             --      15,000
                    5.33         26,500      14,834          --             --          --       10.50             --      15,000
                      --             --          --          --             --          --       11.50             --       7,500
                      --             --          --          --             --          --       28.25             --      22,500
                               --------    --------                   --------    --------                    -------     -------
                                756,753     575,567                    549,436     391,385                     60,000     120,000
                               ========    ========                   ========    ========                    =======     =======
Canceled......      2.00         (5,001)         --        3.75             --      (7,250)         --             --          --
                    5.25         (3,000)         --        6.75             --     (41,250)         --             --          --
                    5.33             --      (6,000)         --             --          --          --             --          --
                               --------    --------                   --------    --------                    -------     -------
                                 (8,001)     (6,000)                        --     (48,500)                        --          --
                               ========    ========                   ========    ========                    =======     =======
Exercised.....       .67       (182,499)    (88,500)       3.75       (148,476)    (58,552)         --             --          --
                    1.67         (7,999)    (11,250)       5.00             --     (50,625)         --             --          --
                    2.00        (38,499)    (58,776)         --             --          --          --             --          --
                    5.25             --      (2,999)         --             --          --          --             --          --
                    5.33             --      (5,663)         --             --          --          --             --          --
                      --             --          --          --             --          --          --             --          --
                               --------    --------                   --------    --------                    -------     -------
                               (228,997)   (167,188)                  (148,476)   (109,177)                        --          --
                               ========    ========                   ========    ========                    =======     =======
Available for
  granting....                   28,999      42,998                     52,088     100,962                    140,000      80,000
                               ========    ========                   ========    ========                    =======     =======
Exercisable...       .67        523,501     440,000        3.75         50,647      10,460        4.17         15,000      15,000
                    1.67         41,250      34,001        4.92             --         375        4.42         22,500      22,500
                    2.00         48,249      54,477        5.00        265,425     214,800        6.83         22,500      22,500
                    5.25             --       4,000        6.75             --      64,755        9.17             --      15,000
                    5.33          8,832       8,000          --             --          --       10.50             --      15,000
                      --             --          --          --             --          --       11.50             --       7,500
                      --             --          --          --             --          --       28.25             --      22,500
                               --------    --------                   --------    --------                    -------     -------
                                621,832     540,478                    316,072     290,390                     60,000     120,000
                               ========    ========                   ========    ========                    =======     =======

     In fiscal 1995, the Board of Directors approved the establishment of the Youth Services International, Inc. 1996 Employee Stock Option Plan (the 1996 Stock Option Plan). Under the 1996 Stock Option Plan, the Company may grant to eligible employees nonqualified stock options to purchase up to 450,000 shares of common stock beginning July 1, 1995. The 1996 Stock Option Plan provides for the purchase of common stock at the fair market value of the common stock at the date of grant.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

13.  EQUITY PARTICIPATION PLANS -- (CONTINUED)

     The following table summarizes the option activity under the 1996 Stock Option Plan.

                                                                   OPTION PRICE    NUMBER OF
                                                                    PER SHARE       SHARES
                                                                   ------------    ---------
        Granted and Outstanding.................................      $ 6.33         47,250
                                                                        8.42          7,500
                                                                        8.83         93,750
                                                                       11.17         75,000
                                                                       11.67          6,750
                                                                       12.71         42,000
                                                                       13.00         25,800
                                                                                    -------
                                                                                    298,050
                                                                                    =======
        Canceled................................................          --             --
                                                                                    =======
        Exercised...............................................        8.83         15,000
                                                                                    =======
        Available for Granting..................................                    136,950
                                                                                    =======
        Exercisable.............................................        6.33         47,250
                                                                        8.83         20,000
                                                                       11.17         75,000
                                                                                    -------
                                                                                    142,250
                                                                                    =======

  Stock Purchase Plans

     In fiscal 1994 and 1995, the Board of Directors approved the establishment of the Youth Services International, Inc. 1995 Employee Stock Purchase Plan and the Youth Services International, Inc. 1996 Employee Stock Purchase Plan (the 1995 Stock Purchase Plan and the 1996 Stock Purchase Plan, respectively). Under the Stock Purchase Plans, the Company was authorized to grant to eligible employees opportunities to purchase 225,000 and 300,000 shares of common stock beginning July 1, 1994 and 1995, respectively. The Stock Purchase Plans allowed for the purchase of common stock at 85% of the fair market value of the common stock at the date of grant.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

13.  EQUITY PARTICIPATION PLANS -- (CONTINUED)

     The following table summarizes the activity under the Stock Purchase Plans:

                                                          1995 STOCK        1996 STOCK PURCHASE
                                                        PURCHASE PLAN              PLAN
                                                      ------------------    -------------------
                                                      SHARE     NUMBER      SHARE      NUMBER
                                                      PRICE    OF SHARES    PRICE     OF SHARES
                                                      -----    ---------    ------    ---------
        Granted....................................   $3.40       4,601     $ 5.67      45,885
                                                       4.18     115,648       6.02     145,497
                                                       5.31       5,849       8.79      27,121
                                                         --          --      14.46      43,525
                                                                -------                -------
                                                                126,098                262,028
                                                                =======                =======
        Exercised..................................    3.40       2,798       5.67      44,900
                                                       4.18      95,196       6.02     137,704
                                                       5.31       3,600       8.79      25,353
                                                         --          --      14.46      42,249
                                                                -------                -------
                                                                101,594                250,206
                                                                =======                =======
        Forfeited..................................              98,902                 37,972
                                                                =======                =======

14.  INCOME TAXES

     The income tax (expense) benefit for the fiscal years ended June 30, 1994, 1995 and 1996, included the following components (in thousands):

                                                             1994      1995       1996
                                                             -----    -------    -------
        Federal income tax benefit (expense)..............   $ 125    $(1,110)   $(1,616)
        State income tax benefit (expense)................      15       (222)      (240)
                                                             -----    -------    -------
                  Total...................................   $ 140    $(1,332)   $(1,856)
                                                             =====    =======    =======
        Current income tax expense........................   $(241)   $(1,305)   $(2,160)
        Deferred income tax benefit (expense).............     381        (27)       304
                                                             -----    -------    -------
                  Total...................................   $ 140    $(1,332)   $(1,856)
                                                             =====    =======    =======

     A reconciliation between the actual income tax provision (benefit) and the amount computed by applying the federal statutory tax rate of 34% to the income before income tax expense is as follows:

                                                                 1994      1995     1996
                                                                 -----     ----     ----
        Income tax provision at federal statutory rate........    34.0%    34.0%    34.0%
        State income taxes, net of federal income tax
          effect..............................................     5.0      4.6      5.0
        Loss on Introspect operations.........................      --       --      2.4
        Non-deductible goodwill...............................      --       --      1.6
        Change in valuation allowance.........................   (44.8)      --       --
        Other.................................................    (1.4)     (.7)     2.0
                                                                 -----     ----     ----
                  Total.......................................    (7.2)%   37.9%    45.0%
                                                                 =====     ====     ====

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

14.  INCOME TAXES -- (CONTINUED)

     Deferred tax assets (liabilities) are comprised of the following as of June 30 (in thousands):

                                                                        1995     1996
                                                                        -----    -----
        Net operating loss carryforwards.............................   $ 242    $ 203
        Depreciation and amortization................................     147      490
        Accounts receivable valuation................................      53      288
        Medical self-insurance accrual...............................      88      150
        Start-up losses..............................................      89       96
        Prepaid expenses.............................................     (41)     (85)
        Finders fee..................................................      (2)      --
        Prepaid supplies.............................................    (180)    (397)
        Program contract reserves....................................       8      (29)
        Unrealized loss on investments available-for-sale............      --      170
        Rent expense.................................................      --       29
        Developed software...........................................      --      (68)
        Accrued expenses.............................................     (50)     (19)
                                                                        -----    -----
        Deferred tax asset...........................................   $ 354    $ 828
                                                                        =====    =====

     At June 30, 1996, the Company had net operating loss carryforwards of approximately $305,000 and $1,983,000 for federal and state income tax purposes, respectively, that expire through 2011.

15.  RELATED PARTY TRANSACTIONS

     During fiscal 1994, the Company obtained loans from certain shareholders in the amount of $210,000 to purchase computer and data processing equipment for several facilities. These loans bore interest at the rate of 10% per annum and were paid off during fiscal 1994.

     During fiscal 1995, the Company provided aftercare services to troubled youth pursuant to an informal agreement with a not-for-profit entity. An officer of the Company and majority shareholder is a member of the Board of Trustees of the not-for-profit entity. In connection with this informal agreement, the Company made working capital advances and extended a $100,000 operating line of credit to the not-for-profit entity. The line of credit bears interest at 10% and requires payment in full of all unpaid principal plus accrued interest thereon on or before June 30, 1996. The Company is in the process of extending the maturity date of this line of credit to June 30, 1997. Revenues earned in connection with this informal agreement totaled $57,000 for fiscal 1995. Unpaid working capital and line of credit advances totaled $196,000 and $131,000 as of June 30, 1995 and 1996, respectively, and are included in accounts receivable in the accompanying consolidated balance sheets.

     During fiscal 1996, the Company entered into a lease with an officer of the Company and majority shareholder pursuant to which the Company leased certain real property upon which it constructed a conference center and apartment facility. The improvements on the real property were constructed at the sole expense of the Company and totaled approximately $200,000. The real property and improvements thereon are available for use by the Company for an initial period of five years with an optional five year renewal. During the initial five year term of the lease, the Company is not required to pay any rent; however, the Company is responsible for the payment of all utilities used by the Company and for the maintenance of certain specified liability insurance coverages. The Company will surrender the leased premises, as improved, upon expiration of the lease agreement.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

16.  ACQUISITIONS

  Prestige Developments, Inc.

     Effective November 1, 1993, the Company purchased substantially all of the assets of Prestige Developments Inc., (Prestige), a South Dakota company. Prestige manages two juvenile rehabilitative residential treatment facilities pursuant to a management contract with an unaffiliated not-for-profit entity. The Company purchased the assets for $900,000 in cash, a note payable in the amount of $3,825,000, payment of a corporate built-in gains tax of $70,000 and a mortgage assumption in the amount of $135,000. Acquisition costs of approximately $113,000 were incurred in connection with the purchase. The purchase method of accounting was used to record the transaction.

     The fair market values assigned to the purchased assets are as follows (in thousands):

        Land................................................................   $  189
        Building............................................................      851
        Equipment...........................................................      200
        Non-compete agreement...............................................      100
        Goodwill............................................................    3,703
                                                                               ------
                                                                               $5,043
                                                                               ======

     In connection with this purchase, the sellers signed a covenant not to compete in the state of South Dakota for a period of five years from the closing date of the transaction (see Note 1 for amortization policy).

  Western Youth, Inc.

     Effective January 1, 1994, the Company purchased all of the issued and outstanding stock of Western Youth, Inc. (Western Youth), a Utah company. Western Youth operates foster care and group home treatment programs in the Utah cities of Salt Lake City, Clearfield and Orem. The Company purchased the stock for $50,000 in cash and $300,000 in notes payable to the former stockholders. Western Youth was merged with YSIU during fiscal 1996.

     Goodwill in the amount of $300,000 arose through this purchase transaction and was based upon the excess of purchase price over the fair market value of assets acquired (see Note 1 for amortization policy).

  Parc Place, Limited Partnership

     Effective August 1, 1994, the Company purchased certain assets of Parc Place, Limited Partnership (Parc Place), an Arizona limited partnership, for $843,000 in cash and the assumption of liabilities and notes payable in the amount of $80,000. The Company also incurred acquisition related costs of approximately $334,000. Parc Place is a provider of residential and day treatment services for adolescents, with a focus on chemical dependency and dual diagnosis cases.

     The fair market values assigned to the purchased assets are as follows (in thousands):

        Leasehold improvements..............................................   $    3
        Office furniture and equipment......................................      120
        Vehicles............................................................       19
        Prepaid expenses and supplies.......................................       30
        Goodwill............................................................    1,085
                                                                               ------
                                                                               $1,257
                                                                               ======

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

16.  ACQUISITIONS -- (CONTINUED)
  Promise House, Inc.

     Effective October 1, 1994, the Company purchased all of the issued and outstanding stock of Promise House, Inc. (Promise House), an Arizona company. Promise House operates group home treatment programs in Arizona. The Company purchased the stock for $607,000 in cash and the assumption of $79,000 in liabilities.

     Goodwill in the amount of $582,000 arose through this purchase transaction and was based upon the excess of purchase price over the fair market value of assets acquired (see Note 1 for amortization policy).

     In connection with this purchase, the sellers signed a covenant not to compete in the defined geographical area for a period of three years from the closing date of the transaction (see Note 1 for amortization policy).

  Developmental Behavioral Consultants, Inc.

     Effective June 1, 1995, the Company purchased all of the issued and outstanding stock of Developmental Behavioral Consultants, Inc. (DBC), an Arizona company. DBC operates residential group home treatment programs in Arizona. The Company purchased the stock for $100,000 in cash, notes payable with a net present value of $833,000 (see Notes 4 and 6) and the assumption of $464,000 in liabilities. The Company also incurred acquisition related costs of approximately $47,000.

     The fair market values assigned to the purchased assets are as follows (in thousands):

        Cash................................................................   $  232
        Accounts receivable.................................................      389
        Prepaid expenses and supplies.......................................       83
        Fixed assets........................................................      121
        Goodwill............................................................      619
                                                                               ------
                                                                               $1,444
                                                                               ======

  Desert Hills Center for Youth and Families of New Mexico, Inc.

     Effective July 1, 1995, the Company purchased certain of the assets of Desert Hills Center for Youth and Families of New Mexico, Inc. (Desert Hills), a New Mexico corporation and a wholly owned subsidiary of Introspect Healthcare Corporation (Introspect), an Arizona corporation. Desert Hills is a provider of services to behaviorally disturbed and at-risk adolescents at two adjacent facilities in Albuquerque, New Mexico. The Company purchased the assets for $2,618,000 in cash and the assumption of $4,545,000 in liabilities. Acquisition costs of approximately $658,000 were incurred in connection with the purchase. In connection with this acquisition and the Option Agreement discussed in Note 20, the Company transferred $2,543,000 into an escrow account as of June 30, 1995. These escrowed funds were utilized upon the transaction's closing in July 1996. The purchase method of accounting was used to record the transaction.

     The fair market values assigned to the purchased assets are as follows (in thousands):

        Cash................................................................   $    1
        Property, equipment and improvements................................    5,346
        Prepaid expenses and supplies.......................................       10
        Goodwill............................................................    2,464
                                                                               ------
                                                                               $7,821
                                                                               ======

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

16.  ACQUISITIONS -- (CONTINUED)

  Tampa Bay Academy, Ltd.

     Effective March 1, 1996, the Company purchased the business and certain assets of Tampa Bay Academy, Ltd. (TBA), a Florida limited partnership, and a management contract with a related entity. TBA is primarily a residential treatment center licensed for 104 youth. The Company purchased the assets and management contract for $4,250,000 in cash and the assumption of $337,000 in liabilities. Acquisition costs of approximately $342,000 were incurred in connection with the purchase. Additionally, the sellers signed a covenant not to compete for a period of three years. The purchase method of accounting was used to record the transaction.

     The fair market values assigned to the purchased assets are as follows (in thousands):

        Cash................................................................   $  250
        Accounts receivable, net............................................      834
        Fixed assets........................................................    1,187
        Prepaid expenses and supplies.......................................       17
        Deposits............................................................       36
        Non-compete agreement...............................................      150
        Goodwill............................................................    2,455
                                                                               ------
                                                                               $4,929
                                                                               ======

     In connection with this transaction, the Company entered into a lease of certain real property owned by TBA.

17.  SIGNIFICANT CONTRACT

     In May 1993, the Company was awarded a five-year contract with the State of Maryland to operate the Charles H. Hickey, Jr. School, a 312-bed residential treatment facility located in Baltimore County, Maryland. The terms of the contract, as amended, call for payments to the Company of $48,286,000 (excluding certain potential incentive and penalty fees) during the first three years of the contract. Payments in the fourth and fifth years will be based upon the previous year adjusted for inflation. The contract commenced July 1, 1993.

18.  REVENUES AND EXPENSES

     Approximately 99%, 99% and 80% of the Company's revenues for the years ended June 30, 1994, 1995 and 1996, respectively, relate to amounts earned from state and local governmental agency and local not-for-profit entity contracts the Company has entered into to manage and operate programs that provide educational, developmental and rehabilitative services to troubled youth.

     The Company earned revenues of approximately 72%, 76% and 61% from state and local governments and approximately 27%, 23% and 19% from local not-for-profit entities for the years ended June 30, 1994, 1995 and 1996, respectively.

     Salaries and related benefits represented approximately 67%, 64% and 57% of operating expenses for the years ended June 30, 1994, 1995 and 1996, respectively.

19.  PRO FORMA INFORMATION (UNAUDITED)

     Assuming the acquisitions of Prestige, Western Youth, Parc Place and Desert Hills had been consummated at the beginning of fiscal 1994, and the acquisitions of TBA and Introspect had been consummated at

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

19.  PRO FORMA INFORMATION (UNAUDITED) -- (CONTINUED)

the beginning of fiscal 1995, the unaudited pro forma consolidated results of operations would have been as follows (in thousands except for per share data) for the years ended June 30, 1994, 1995 and 1996 (see Notes 16 and 23). Such information reflects adjustments, net of tax effects, to reflect changes in depreciation, lease and interest expense, goodwill amortization, salaries of limited partners (as positions were eliminated subsequent to the acquisition) and the elimination of intercompany fees.

                                                            1994       1995        1996
                                                           -------    -------    --------
        Revenues........................................   $46,771    $80,926    $106,262
        Net income......................................     2,233      1,766       2,277
        Net income per share............................       .31        .21         .25
        Weighted average common and common equivalent
          shares outstanding............................     7,094      8,264       9,267

     The pro forma information presented above may not be indicative of the results of operations which actually would have occurred if the transactions had taken place as of the beginning of fiscal 1994 and 1995, respectively.

20.  INTROSPECT OPTION, MANAGEMENT AND CONSULTING/NON-COMPETE AGREEMENTS

     Effective July 1, 1995, the Company entered into an Option Agreement whereby the Company acquired the option to purchase all of the issued and outstanding capital stock of Introspect, a wholly-owned subsidiary of Diversification Association, Inc. (DAI), an Arizona corporation, for a period of five years. The Option Agreement provides for a purchase price of $4,100,000 in cash and $3,825,000 in the Company's common stock. The purchase price is subject to reduction based on a number of factors as defined in the Option Agreement. Pursuant to the terms of the Option Agreement, prior to the Company's exercise of the option, DAI will contribute to the capital of Introspect, all of the outstanding capital stock of Desert Hills Center for Youth and Families of Hawaii, Inc. (Desert Hills -- HI), a Hawaii corporation and Desert Hills Center for Youth and Families of Nevada, Inc. (Desert Hills -- NV), a Nevada corporation. The Company paid $350,000 in cash as consideration for the option. The Company incurred approximately $32,000 in additional costs related to the Option Agreement.

     Introspect is a provider of services to behaviorally disturbed and at-risk children and adolescents. Desert Hills -- NV and Desert Hills -- HI currently are not operational.

     Simultaneous with the Option Agreement, the Company entered into a Management Agreement effective July 1, 1995, pursuant to which the Company would manage the business of Introspect, Desert Hills -- HI and Desert Hills -- NV for a period of five years. The Management Agreement provides that the Company receive a management fee of $600,000 for management services provided during the period January 1, 1995 through June 30, 1995. This amount is included in revenues in the accompanying consolidated statements of income in fiscal 1995. The Company will receive a management fee, as defined in the Management Agreement, for services provided during the term of the Management Agreement. The Option Agreement provides that in the event the Management Agreement is terminated prior to its expiration and the option under the Option Agreement is not exercised within 120 days of the termination of the Management Agreement, the Company is required to pay a penalty which decreases as time passes from $500,000 if the Management Agreement is terminated after June 30, 1995, and prior to December 31, 1995 to $100,000 at the expiration of the Management Agreement if the option is not exercised.

     Effective July 1, 1995, the Company also entered into a consulting and non-compete agreement with certain of DAI's shareholders. Under this agreement, certain of DAI's shareholders agreed to provide consulting services to the Company, as well as, to not compete with the Company in a defined geographical

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

20.  INTROSPECT OPTION, MANAGEMENT AND CONSULTING/NON-COMPETE
     AGREEMENTS -- (CONTINUED)

area. This agreement extends over a five year period and requires payment of approximately $500,000 in the aggregate per year.

     During fiscal 1996, the Company provided management services to Introspect in accordance with the terms of the Management Agreement. In addition to providing such management services, the Company extended various forms of financial support to Introspect. As of June 30, 1996, the Company had notes and other receivables due from Introspect in the amount of $1,918,000. Given the significant degree of Introspect's financial dependence upon the Company, as well as the Company's exercise of the Option in the fourteenth month of a sixty month option exercise period (see Note 23), the revenues and expenses of Introspect have been included in the Company's consolidated statements of income for fiscal 1996.

21.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of cash and restricted cash is the carrying amount, which is a reasonable estimate of fair value. For securities held as investments, fair value is determined using the quoted market prices.

     The fair value of the Company's subordinated debentures and other long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturity.

     The fair value of notes receivable is estimated based on the discounted value of the future cash flows expected to be received from the notes. The discount rates used are reflective of the effects of interest rate changes and the effects of changes in credit risk.

     The estimated fair values of the Company's financial instruments at June 30, 1996 are as follows (in thousands):

                                                                   CARRYING    APPROXIMATE
                                                                    AMOUNT     FAIR VALUE
                                                                   --------    -----------
        Financial Assets:
             Cash...............................................   $  7,046      $ 7,046
             Restricted cash....................................        500          500
             Investments available-for-sale.....................      9,798        9,798
             Notes receivable...................................      4,246        4,246
                                                                   --------      -------
                                                                   $ 21,590      $21,590
                                                                    =======      =======
        Financial Liabilities:
             Subordinated debentures............................   $ 38,933      $39,377
             Other long-term debt...............................      2,611        2,659
                                                                   --------      -------
                                                                   $ 41,544      $42,036
                                                                   ========      =======

22.  NEW AUTHORITATIVE STANDARDS NOT YET IMPLEMENTED

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ". This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement is effective for fiscal years beginning after December 15, 1995. The Company has not yet determined the impact of this statement on its consolidated financial position or results of operations.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

22.  NEW AUTHORITATIVE STANDARDS NOT YET IMPLEMENTED -- (CONTINUED)

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock Based Compensation". This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages, but does not require, all entities to adopt that method of accounting for all of their employee stock compensation plans. Entities electing not to make the change in accounting method must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The accounting and disclosure requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company has not yet determined whether or not it will adopt the fair value based method of accounting defined in this statement.

23.  SUBSEQUENT EVENTS

     In July 1996, the Company purchased substantially all of the assets of Youth Quest, Inc. (Youth Quest), a Utah corporation, for $815,000 in cash and the assumption of $128,000 of liabilities. Youth Quest provides residential group care, therapeutic foster care and counseling services to youth.

     In July 1996, holders of an aggregate principal amount of $5,750,000 of 7% Convertible Subordinated Debentures surrendered such debentures for conversion and received 461,106 shares of common stock. A conversion premium of $297,000 was paid by the Company. The conversion premium has been included in other expense in the accompanying consolidated statement of income for the year ended June 30, 1996.

     In September 1996, the Company exercised its option to acquire all of the issued and outstanding capital stock of Introspect (see Note 20). The Company purchased the stock for $4,000,000 in cash. Concurrent with this acquisition the Company retired $9,693,000 of Introspect's indebtedness. The $1,918,000 of notes and other receivables and $306,000 of costs related to the option agreement, net of accumulated amortization, which are described in Note 20, will be reclassified and assigned to goodwill or other Introspect assets in connection with the purchase price allocation.