Form 10-Q
period 1996-09-30
YOUTH SERVICES INTERNATIONAL INC
filed 1996-11-14
CIK 876726

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                                     Commission File Number
September 30, 1996                                               0-23284
--------------------------                                ----------------------



                      YOUTH SERVICES INTERNATIONAL, INC.
                      ----------------------------------
            (Exact name of registrant as specified in its charter)



           Maryland                                           52-1715690
-------------------------------              --------------------------------------------
(State of Incorporation)                     (I.R.S. Employer Identification Number)


        2 Park Center Court, Suite 200, Owings Mills, Maryland, 21117
--------------------------------------------------------------------------------
                    (Address of principal executive offices)



Registrant's telephone number, including area code:   410-356-8600
                                                      ------------


                                Not Applicable
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year if changed since last report)



Number of shares of common stock outstanding on September 30, 1996:  9,165,281
                                                                     ---------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                     ---   ---

                        YOUTH SERVICES INTERNATIONAL, INC.

                               INDEX - FORM 10-Q

                               SEPTEMBER 30, 1996

                                                                                                   PAGE
                                                                                                   ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.                   Financial Statements
                          Consolidated Statements of Income -
                          For the Three Months Ended September 30,
                          1996 and 1995  ........................................................    1

                          Consolidated Balance Sheets -
                          As of September 30, 1996 and June 30, 1996  ...........................    2

                          Consolidated Statements of Cash Flows-
                          For the Three Months Ended September 30,
                          1996 and 1995  ........................................................    4

                          Notes to Consolidated Financial Statements  ...........................    6

Item 2.                   Management's Discussion and Analysis of Financial
                          Condition and Results of Operations  ..................................    8

PART II - OTHER INFORMATION
---------------------------

Item 1.                   Legal Proceedings  ....................................................   12

Item 2.                   Changes in Securities .................................................   12

Items 3 through 5 have been omitted since the items are either inapplicable or the answer is negative.

Item 6.                   Exhibits and Reports on Form 8-K  .....................................   12

Signatures   ....................................................................................   13

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                        (in 000's except per share data)


                                                           Three Months Ended
                                                              September 30,
                                                        --------------------------

                                                           1996             1995
                                                        ---------        ---------
REVENUES                                                 $27,696          $22,758

PROGRAM EXPENSES
     Direct operating                                     23,932           19,405
     Amortization of goodwill                                384              265
                                                        ---------        ---------

        CONTRIBUTION FROM OPERATIONS                       3,380            3,088

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                              1,849            1,349
                                                        ---------        ---------

        INCOME FROM OPERATIONS                             1,531            1,739

OTHER INCOME (EXPENSE)
     Interest expense                                       (974)            (564)
     Other, net                                              210              (27)
                                                        ---------        ---------
                                                            (764)            (591)
                                                        ---------        ---------

INCOME BEFORE INCOME TAX EXPENSE                             767            1,148

INCOME TAX EXPENSE                                           197              406
                                                        ---------        ---------

NET INCOME                                                  $570             $742
                                                        =========        =========

EARNINGS PER COMMON AND COMMON
     EQUIVALENT SHARE                                      $0.06            $0.08
                                                        =========        =========

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                        10,147            8,880
                                                        =========        =========


The accompanying notes are an integral part of these consolidated statements.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                   (in 000's)


                                                     September 30,          June 30,
                                                         1996                 1996
                                                     -------------      --------------
                                                      (Unaudited)
                  ASSETS
CURRENT ASSETS:
     Cash                                                 $1,235               $7,046
     Restricted cash                                         507                  500
     Investments available-for-sale                       10,017                9,798
     Accounts receivable, net                             20,827               17,467
     Refundable income taxes                               1,046                1,046
     Current portion of notes receivable                      64                  113
     Prepaid expenses and supplies                         2,575                1,918
     Deferred tax asset                                       66                   78
                                                     ------------       --------------
          Total current assets                            36,337               37,966
                                                     ------------       --------------

PROPERTY, EQUIPMENT AND IMPROVEMENTS:
     Land                                                  1,086                  621
     Leasehold improvements                                8,886                7,134
     Program equipment                                     3,789                2,289
     Buildings                                            10,570                5,162
     Office furniture and equipment                        4,049                3,874
     Vehicles                                              1,442                1,320
                                                     ------------       --------------
                                                          29,822               20,400
     Accumulated depreciation                             (4,009)              (3,265)
                                                     ------------       --------------
                                                          25,813               17,135
                                                     ------------       --------------

OTHER ASSETS:
     Deposits                                                368                  160
     Deferred debt issue costs, net                        2,536                2,613
     Goodwill, net                                        18,624                9,613
     Non-compete agreements, net                             251                  277
     Notes receivable, net of current portion              3,133                4,133
     Deferred tax asset                                      750                  750
     Other assets, net                                     2,404                1,992
                                                     ------------       --------------
                                                          28,066               19,538
                                                     ------------       --------------

     Total assets                                        $90,216              $74,639
                                                     ============       ==============


   The accompanying notes are an integral part of these consolidated balance sheets.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (in 000's except share data)


                                                                     September 30,      June 30,
                                                                         1996             1996
                                                                     -------------    ------------
                                                                      (Unaudited)
                           LIABILITIES
CURRENT LIABILITIES:
     Accounts payable                                                     $3,705           $1,465
     Accrued payroll                                                       2,997            1,641
     Accrued interest payable                                                551            1,093
     Other accrued expenses                                                3,036            3,018
     Short-term borrowings                                                 5,000                -
     Current portion of long-term debt and capital
          lease obligations                                                  996              788
                                                                     ------------    -------------
              Total current liabilities                                   16,285            8,005

DEFERRED REVENUE                                                             405               38

LONG-TERM DEBT AND CAPITAL LEASE
     OBLIGATIONS, net of curent portion                                   10,277            4,212

7% CONVERTIBLE SUBORDINATED DEBENTURES                                    32,200           37,950

12% SUBORDINATED DEBENTURES, net of
     unamortized discount                                                    985              983
                                                                     ------------    -------------
              Total liabilities                                           60,152           51,188
                                                                     ------------    -------------

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value: authorized
          shares 20,000,000, issued and outstanding
          9,165,281 at September 30, 1996 and
          8,597,712 at June 30, 1996                                          92               86
     Additional paid-in-capital                                           26,101           20,099
     Unrealized loss on investments available-for-sale                      (220)            (255)
     Retained earnings                                                     4,091            3,521
                                                                     ------------    -------------
              Total shareholders' equity                                  30,064           23,451
                                                                     ------------    -------------

              Total liabilities and shareholders' equity                 $90,216          $74,639
                                                                     ============    =============



  The accompanying notes are an integral part of these consolidated balance sheets.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in 000's)


                                                                          Three Months Ended
                                                                             September 30,
                                                                      ---------------------------

                                                                            1996          1995
                                                                      -------------    ----------
OPERATING ACTIVITIES
     Net income                                                               $570          $742
     Adjustments to reconcile net income to net
      cash (used in) provided by operating activities:
          Depreciation and amortization                                      1,292           903
          Decrease in deferred taxes                                            -              3
          Income from Introspect Operations                                   (371)         (107)
          Gain on disposal of vehicle                                           -             (3)
          Net change in operating assets and liabilities                    (1,502)        4,095
                                                                      -------------    ----------
Net cash (used in) provided by operating activities                            (11)        5,633
                                                                      -------------    ----------

INVESTING ACTIVITIES
     Purchases of property, equipment and improvements                      (5,161)       (3,871)
     Purchases of investments available-for-sale                              (171)           -
     Goodwill                                                                 (805)          (66)
     Collection of notes receivable                                             49            -
     Other long-term assets                                                   (828)         (431)
                                                                      -------------    ----------
Net cash used in investing activities                                       (6,916)       (4,368)
                                                                      -------------    ----------

FINANCING ACTIVITIES
     Proceeds from short-term borrowings                                    11,213            14
     Repayments of short-term borrowings, long-term debt and
          capital lease obligations                                        (10,355)       (1,190)
     Proceeds from issuance of common stock under the
         Employee Stock Option and Employee Stock
          Purchase Plans, net                                                  258           154
                                                                      -------------    ----------
Net cash provided by (used in) financing activities                          1,116        (1,022)
                                                                      -------------    ----------

NET (DECREASE) INCREASE IN CASH                                             (5,811)          243

CASH, beginning of period                                                    7,046           784
                                                                      -------------    ----------

CASH, end of period                                                         $1,235        $1,027
                                                                      =============    ==========


 The accompanying notes are an integral part of these consolidated statements.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in 000's)


                                                                           Three Months Ended
                                                                              September 30,
                                                                       --------------------------

                                                                            1996          1995
                                                                       ------------    ----------
CHANGE IN OPERATING ASSETS AND LIABILITIES:

Cash held in escrow                                                      $       -        $2,543
Restricted cash                                                                 (7)           (9)
Accounts receivable                                                         (1,573)       (2,747)
Prepaid expenses, supplies and other                                          (582)         (134)
Deposits                                                                       (98)          (87)
Accounts payable                                                             1,720         2,737
Accrued payroll                                                              1,078           803
Other accrued expenses                                                      (2,040)          989
                                                                       ------------    ----------
     Net change in operating assets and liabilities                        ($1,502)       $4,095
                                                                       ============    ==========


SUPPLEMENTAL DISCLOSURES:

Cash paid for interest                                                   $   1,529          $253
                                                                       ============    ==========

Cash paid for taxes                                                      $      99          $120
                                                                       ============    ==========

Noncash reduction of accounts receivable through
     application of advance payments for services                        $       9           $36
                                                                       ============    ==========

Noncash asset acquisition through notes payable,
     assumption of liabilities and issuance of long-term
     debt                                                                $  13,104        $9,288
                                                                       ============    ==========

Noncash conversion of 7% Convertible Subordinated
     Debentures                                                          $   5,750      $      -
                                                                       ============    ==========

Change in market value of investments available-for-sale                 $      48      $      -
                                                                       ============    ==========




 The accompanying notes are an integral part of these consolidated statements.

                      YOUTH SERVICES INTERNATIONAL, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.       FINANCIAL INFORMATION

         In management's opinion, the accompanying interim unaudited consolidated financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of Youth Services International, Inc.'s ("YSI's" or the "Company's") financial position at September 30, 1996 and the results of its operations and its cash flows for the three months ended September 30, 1996 and 1995. The accompanying consolidated balance sheet as of June 30, 1996 is presented herein as set forth in YSI's Annual Report on Form 10-K for the year ended June 30, 1996. These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in YSI's annual consolidated financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. Readers of these statements should refer to the consolidated financial statements and notes thereto as of June 30, 1996 and 1995 and for the years then ended filed with the Securities and Exchange Commission on Form 10-K.

         The consolidated financial statements as of and for the three months ended September 30, 1995 have been adjusted to reflect the consolidation of the results of operations of Introspect Healthcare, Corporation. See NOTE 2. ACQUISITION for further discussion.

         The weighted average common and common equivalent shares and the per share amounts as of and for the three months ended September 30, 1995 have been restated to reflect a three-for-two stock split which was effective May 24, 1996.

         Operating results for the three months ended September 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for a full fiscal year.


2.       ACQUISITION

         In September 1996, the Company exercised its option (the "Option") to acquire all of the stock of Introspect Healthcare, Corporation ("Introspect") for $4,000,000 in cash. In addition, unamortized costs related to the purchase of the Option, notes and other receivables due to the Company from Introspect and costs related to the exercise of the Option, in the aggregate amount of approximately $3,000,000, were included as part of the purchase price.
Upon exercise of the Option, the Company retired $9,693,000 of Introspect's indebtedness with an average interest rate of approximately 11.7% utilizing funds drawn against YSI's existing credit facility.

         The Company acquired the Option on July 1, 1995, in conjunction with acquiring the Desert Hills New Mexico program from Introspect and entering into a management agreement to manage Introspect for a period of five years. As a result of the "early" exercise of the Option effective as of September 1, 1996 (the Option was exercisable at any time during the five year period) and the significant degree of Introspect's financial dependence on the Company, accounting principles required that the pre-acquisition operating results of Introspect during the management period be consolidated with those of the Company. As a result, the first quarter of fiscal 1996 has been adjusted to reflect revenues of $3,410,000, expenses of $3,303,000, and net income of $107,000 related to the pre-acquisition consolidation of Introspect.

3.       SIGNIFICANT TRANSACTION

         In July 1996, the Company completed a transaction whereby foreign holders of an aggregate principal amount of $5,750,000 of the Company's 7% Convertible Subordinated Debentures Due 2006 (the "Debentures") surrendered such Debentures for conversion and received in the aggregate 461,106 shares of Common Stock, accrued interest of $105,500 and a conversion premium of $297,000 (reflecting the excess of the market value of the Debentures over the face amount at that time). The Company elected to pay the interest and premium to induce the early conversion of these Debentures because the Company believes the transaction to be accretive to future earnings. Because the Company decided to pursue this transaction during fiscal year 1996, the Company recorded the conversion premium in the fourth quarter of fiscal year 1996.


4.       PRO FORMA INFORMATION

Assuming the acquisitions of Tampa Bay Academy (which was effective March
1, 1996) and Introspect had been consummated at the beginning of fiscal year 1996, the unaudited pro forma consolidated results of operations for the three months ended September 30, 1996 and 1995 would have been as follows:


                                                For the three months ended
                                                       September 30,
                                                      (000's omitted)
                                               ----------------------------
                                                1996                 1995
                                                ----                 ----
Revenues                                       $27,696              $24,740
Net income                                     $   329              $   697
Earnings per share                             $   .03              $   .08
Weighted average common and common
         equivalent shares outstanding          10,147                8,880


        The above information reflects adjustments, net of tax effects, to recognize additional amortization expense related to goodwill and non-compete agreements, rent expense, and depreciation expense on the fair market value write-up of fixed assets, as well as reduced interest and amortization expense on debt not assumed and deferred assets not acquired.

         The pro forma information presented above may not be indicative of the results of operations which actually would have occurred if the transactions had taken place as of the beginning of fiscal year 1996.

5.       AUTHORIZED CAPITAL

         Effective November 8, 1996, the Board of Directors approved an increase in the Company's authorized common stock from 20,000,000 shares to 70,000,000 shares.

                       YOUTH SERVICES INTERNATIONAL, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As of September 30, 1996, YSI operated 18 residential programs in 11 states. The Company operates its programs through wholly-owned subsidiaries pursuant to contracts directly with government agencies and third party payors or, in certain instances, with unaffiliated not-for-profit entities that have contracts with government agencies.

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

RECENT DEVELOPMENTS

         In October 1996, the Company was awarded a contract by the State of Florida, Department of Juvenile Justice, to operate a 102 bed juvenile corrections facility for adjudicated youth in Dade County, Florida. The Company expects to commence operations in early December 1996.

SIGNIFICANT EVENTS

        In September 1996, the Company exercised its option (the "Option") to acquire all of the stock of Introspect Healthcare, Corporation ("Introspect") for $4,000,000 in cash. In addition, unamortized costs related to the purchase of the Option, notes and other receivables due to the Company from Introspect and costs related to the exercise of the Option, in the aggregate amount of approximately $3,000,000 were included as part of the purchase price.
Upon exercise of the Option, the Company retired $9,693,000 of Introspect's indebtedness with an average interest rate of approximately 11.7% utilizing funds drawn against YSI's existing credit facility. See NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - NOTE 2. ACQUISITION for further discussion of the accounting treatment for this transaction.

         In July 1996, the Company completed a transaction whereby foreign holders of an aggregate principal amount of $5,750,000 of the Company's 7% Convertible Subordinated Debentures Due 2006 (the "Debentures") surrendered such Debentures for conversion and received in the aggregate 461,106 shares of Common Stock, accrued interest of $105,500 and a conversion premium of $297,000 (reflecting the excess of the market value of the Debentures over the face amount at that time). The Company elected to pay the interest and premium to induce the early conversion of these Debentures because the Company believes the transaction to be accretive to future earnings. Because the Company decided to pursue this transaction during fiscal year 1996, the Company recorded the conversion premium in the fourth quarter of fiscal year 1996.

RESULTS OF OPERATIONS

        The following table sets forth selected items from the Company's unaudited consolidated financial statements expressed as a percentage of total revenues:


-------------------------------------------------------------------------------------------------------
 As of September 30,
-------------------------------------------------------------------------------------------------------
                                                                                 1996             1995
-------------------------------------------------------------------------------------------------------
 Revenues                                                                      100.0%           100.0%
 Program expense:

      Direct operating                                                           86.4             85.3
      Amortization of goodwill                                                    1.4              1.2
                                                                                  ---              ---
 Contribution from operations                                                    12.2             13.5

 Selling, general and administrative                                              6.7              5.9
                                                                                  ---              ---
 Income from operations                                                           5.5              7.6

 Other income (expense):
      Interest expense                                                          (3.5)            (2.5)
      Other, net                                                                  0.8            (0.1)
                                                                                -----            -----
  Income before income tax expense                                                2.8              5.0

 Income tax expense                                                             (0.7)            (1.8)
                                                                                -----            -----
 Net income                                                                       2.1              3.2
                                                                                  ===              ===
-------------------------------------------------------------------------------------------------------


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

        Revenues. Revenues increased $4,938,000, or 21.7%, to $27,696,000 for the three months ended September 30, 1996 from $22,758,000 for the three months ended September 30, 1995 primarily as a result of the increase in the number of
youth at the Company's programs.   Of the total increase in revenues,
$2,219,000 was attributable to the operations of two programs that were acquired or opened after the first quarter of fiscal 1996; $3,350,000 was attributable to the increase in census of sixteen programs that were operated by the Company in both the three months ended September 30, 1996 and 1995; and $150,000 was attributable to an increase in consulting services revenue. The increase in revenues was partially offset by a decrease in revenues of $781,000 resulting from the company's decision to terminate a management contract for one program in fiscal 1996. The average daily enrollment for all of the Company's programs increased 22.3% to 2,146 youth for the three months ended September 30, 1996 from 1,755 youth for the three months ended September 30, 1995, including a 16.2% increase in average daily enrollment in the sixteen programs that the Company operated for both the three months ended September 30, 1996 and 1995 to 2,040 youth from 1,755 youth. The Company reported an occupancy rate of 91.3% for the first quarter of fiscal 1997 compared to 92.5% for the first quarter of fiscal 1996 based on an average daily licensed capacity of 2,351 beds for the three months ended September 30, 1996 and 1,896 beds for the three months ended September 30, 1995.

        Program Direct Operating Expenses. Program direct operating expenses increased $4,527,000, or 23.3%, to $23,932,000 for the three months ended September 30, 1996 from $19,405,000 for the three months ended September 30, 1995 primarily as a result of the increase in the number of youth at the
Company's programs.   Of the total increase in expenses, $2,175,000 is
attributable to the operations of two programs that were acquired or opened after the first quarter of fiscal 1996. The increase in expenses was partially offset by a decrease in expenses of $682,000 resulting from the Company's decision to terminate a management contract for one program in fiscal 1996. Salaries and related employee benefits constituted approximately 67.1% of program direct operating expenses for the three months ended September 30, 1996 compared to 66.2% of program direct operating expenses for the three months ended September 30, 1995.

        Contribution from Operations. Contribution from operations for the three months ended September 30, 1996 increased $292,000, or 9.5%, to $3,380,000 from $3,088,000 for the three months ended September 30, 1995. Contribution from operations decreased as a percentage of revenues to 12.2% for the three months ended September 30, 1996 compared to 13.5% for the three months ended September 30, 1995. This decrease is primarily attributable to operating losses generated at the Woodward Academy resulting from a decrease in census during the period while staff received additional training, lower margins at Clarinda due to additional direct care staff hired during the period in anticipation of an influx of youth which did not occur as quickly as expected, Camp Washington's start-up phase of the additional 20 bed program for girls, and one month of goodwill amortization expense related to the Introspect acquisition.

        Selling, General and Administrative Expenses. For the three months ended September 30, 1996, selling, general and administrative expenses increased $500,000, or 37.1%, to $1,849,000 from $1,349,000 for the three months ended September 30, 1995. As a percentage of revenues, selling, general, and administrative expenses increased to 6.7% for the three months ended September 30, 1996 from 5.9% for the three months ended September 30, 1995. The most significant components of these costs relate to the compensation expense and consulting fees associated with business professionals necessary for the development and oversight of the Company's operations. The increase as a percentage of revenues for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 is primarily attributable to the Company's efforts to develop the infrastructure necessary to enhance its current operations and continue its growth.

         Interest Expense. Interest expense increased $410,000 to $974,000 for the three months ended September 30, 1996 from $564,000 for the three months ended September 30, 1995. Of the increase in interest expense, $566,000 was attributable to the 7% Convertible Subordinated Debentures Due 2006 that were issued on January 29, 1996, offset by a decrease in interest expense of $156,000 related to a reduction in principal of all other indebtedness.

         Interest Income.   Interest income increased $278,000 to $288,000 for
the three months ended September 30, 1996 from $10,000 for the three months ended September 30, 1995. The increase is primarily attributable to $177,000 of dividend income earned on temporary investments, and $66,000 of interest income earned on the mortgage note receivable related to the Tampa Bay Academy acquisition.

         Income Taxes. The provision for income taxes was $197,000, representing an effective tax rate of 25.7% for the three months ended September 30, 1996 as compared to $406,000, representing an effective tax rate of 35.4% for the three months ended September 30, 1995. The decrease in the effective tax rate was attributable to a $264,000 increase in the pre-acquisition operating results of Introspect. These operating results were not taxable to the Company, and therefore, had a favorable impact on the Company's effective tax rate.

         Net Income. Net income was $570,000, or $.06 per share for the three months ended September 30, 1996 compared to $742,000, or $.08 per share for the three months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1996, the Company had $1,235,000 in cash and $20,052,000 of working capital, which included $10,017,000 of investments available-for-sale. Net cash used in operating activities was $11,000 for the three months ended September 30, 1996. Net accounts receivable increased $3,360,000 to $20,827,000, at September 30, 1996 from $17,467,000 at June 30,
1996 primarily as a result of the acquisition of Introspect effective September 1, 1996.

         Net cash used in investing activities was $6,916,000 for the three months ended September 30, 1996, of which $3,445,000 was used to fund the acquisition of Introspect; $1,716,000 was invested in leasehold improvements, vehicles, computer equipment and other capital expenditures in support of existing programs; $805,000 represents goodwill resulting from the acquisition of a group home and foster care business in Utah; $779,000 represents investments in deferred software costs, a prepaid consulting agreement and other long-term asset investments; and $171,000 represents the reinvestment of dividends earned on the investments available-for-sale.

        Net cash provided by financing activities was $1,116,000 for the three months ended September 30, 1996 and was comprised of $11,213,000 of borrowings under the Company's lines of credit and $258,000 of proceeds from the issuance of stock under the Employee Stock Option and Employee Stock Purchase Plans, offset by the repayment of $9,960,000 of debt assumed as part of the acquisition of Introspect and the repayment of $395,000 of other long-term borrowings. As of September 30, 1996, the Company had approximately $3,800,000 available on its existing bank revolving line of credit.

        Total debt of $44,458,000 on September 30, 1996 consisted primarily of $32,200,000 of 7% Convertible Subordinated Debentures Due 2006, $8,143,000 of borrowings under the Company's lines of credit, $2,178,000 for a capital lease assumed in the acquisition of Desert Hills New Mexico, $985,000 of 12% Subordinated Debentures, and $952,000 in other debt and capital leases.

         The Company believes that its current funds and funds available under it lines of credit, together with existing capital resources and cash flow from its existing operations, will be sufficient to meet all indebtedness payments, to make all planned capital additions and improvements and meet other working capital needs for the next twelve months. However, if the Company should identify one or more acquisition targets or begins substantial "de novo" programs, it may need to access additional capital resources.

                       YOUTH SERVICES INTERNATIONAL, INC.



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings other than routine litigation which the Company does not believe is significant to its future financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES

        On September 30, 1996, the Company commenced an exchange offer pursuant to which the Company offered to issue an aggregate principal amount of $31,600,000 of 7% Convertible Subordinated Debentures due 2006 under an Indenture dated as of October 15, 1996 with The Chase Manhattan Bank (the "Exchange Debentures") in exchange for an equal principal amount of 7% Convertible Subordinated Debentures due 2006 originally issued by the Company (the "Original Debentures") under a Fiscal and Paying Agency Agreement dated as of January 29, 1996 with The Chase Manhattan Bank, N.A., New York, The Chase Manhattan Bank, N.A. London and Chase Manhattan Bank Luxembourg, S.A. (the "Fiscal Agency Agreement"). The exchange offer, which was required by the Fiscal Agency Agreement, was for all of the Original Debentures that were originally issued pursuant to Rule 144A or Regulation D under the Securities
Act of 1933 (the "Act"). The exchange offer terminated on October 31, 1996 and all $31,600,000 of Original Debentures for which exchange was offered were exchanged for an aggregate principal amount of $31,600,000 of Exchange Debentures. The terms of the Exchange Debentures are substantially the same as the terms of the Original Debentures. As a result of the exchange, as of October 31, 1996, there were outstanding an aggregate principal amount of $31,600,000 of Exchange Debentures and an aggregate principal amount of $600,000 of Original Debentures that were originally issued pursuant to Regulation S under the Act.

         The Company filed a registration statement with respect to resales of the Exchange Debentures and resales of the shares of Common
Stock issuable upon conversion of the Exchange Debentures which registration statement became effective with the Securities and Exchange Commission on October 29, 1996. Under the Fiscal Agency Agreement and the Indenture, the Company is required to keep such registration statement effective until January 29, 1999.

ITEMS 3 THROUGH 5 have been omitted since the items are either inapplicable or the answer is negative.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

Exhibit No.                       Description
-----------                       -----------
10                                Employment Agreement with Timothy P. Cole

11                                Computation of Per Share Earnings

27                                Financial Data Schedule


        (b) The registrant filed a Current Report on Form 8-K on September 25, 1996 to report its acquisition of all of the outstanding capital stock of Introspect Healthcare, Corporation from Diversification Association, Inc. , and filed Amendments to Current Report on Form 8-K/A on October 17, 1996 and October 23, 1996 to file the required Financial Statements of Businesses Acquired and Pro Forma Financial Information with respect to that acquisition that were unavailable for filing at the time of the original filing of the Current Report on Form 8-K. The financial statements filed included Audited Financial Statements of Introspect Healthcare, Corporation and Subsidiaries as of and for the year ended June 30, 1996, a Pro Forma Consolidated Statement of Income for the year ended June 30, 1996, and a Pro Forma Consolidated Balance Sheet as of June 30, 1996.

                       YOUTH SERVICES INTERNATIONAL, INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    YOUTH SERVICES INTERNATIONAL, INC.



                                    By: /s/ William P. Mooney
                                        ----------------------------------------
                                        William P. Mooney
                                        Chief Financial Officer and Treasurer



Date:    November 14, 1996

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                         -----------------------------


                       YOUTH SERVICES INTERNATIONAL, INC.


                         -----------------------------


                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                       YOUTH SERVICES INTERNATIONAL, INC.

                                 EXHIBIT INDEX


Exhibit No.                   Description
-----------                   -----------
[S]                           [C]
10                            Employment Agreement with Timothy P. Cole

11                            Computation of Per Share Earnings

27                            Financial Data Schedule