Form 10-Q
period 1996-12-31
YOUTH SERVICES INTERNATIONAL INC
filed 1997-02-11
CIK 876726

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                               Cmmission File Number
December 31, 1996                                        0-23284
----------------------                              ----------------------



                       YOUTH SERVICES INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Maryland                                           52-1715690
-------------------------------                 -------------------------------------------
(State of Incorporation)                          (I.R.S. Employer Identification Number)


      2 Park Center Court, Suite 200, Owings Mills, Maryland, 21117
------------------------------------------------------------------------------
                    (Address of principal executive offices)



Registrant's telephone number, including area code:            410-356-8600
                                                               ------------



                                 Not Applicable
------------------------------------------------------------------------------
   (Former name, former address and former fiscal year if changed since last report)



Number of shares of common stock outstanding on December 31, 1996:  9,314,765
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

                       YOUTH SERVICES INTERNATIONAL, INC.

                               INDEX - FORM 10-Q

                               DECEMBER 31, 1996

                                                                                         PAGE
PART I - FINANCIAL INFORMATION                                                           ----

Item 1.                   Financial Statements
                          Consolidated Statements of Income -
                          For the Three Months and Six Months Ended
                          December 31, 1996 and 1995 .....................................     1

                          Consolidated Balance Sheets -
                          As of December 31, 1996 and June 30, 1996 ......................     2

                          Consolidated Statements of Cash Flows-
                          For the Three Months and Six Months Ended
                          December 31, 1996 and 1995 .....................................     4

                          Notes to Consolidated Financial Statements .....................     6

Item 2.                   Management's Discussion and Analysis of Financial
                          Condition and Results of Operations ............................     8

PART II - OTHER INFORMATION

Item 1.                   Legal Proceedings ..............................................     14

Item 2.                   Changes in Securities ..........................................     14

Items 3 has been omitted since the item is either inapplicable or the answer is negative.

Item 4.                   Submission of Matters to a Vote of Security Holders ............     14

Items 5 has been omitted since the item is either inapplicable or the answer is negative.

Item 6.                   Exhibits and Reports on Form 8-K ...............................     15

Signatures ...............................................................................     17

               YOUTH SERVICES INTERNATIONAL, INC AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                        (IN 000'S EXCEPT PER SHARE DATA)


                                         Three Months Ended         Six Months Ended
                                            December 31,               December 31,
                                       ---------------------      ----------------------
                                         1996         1995          1996        1995
                                       ---------------------      ----------------------
 REVENUES                                $29,347    $24,234        $57,043    $46,992
                                         -------    -------        -------    -------
PROGRAM EXPENSES
   Direct operating                       24,068     20,607         48,000     40,012
   Amortization of goodwill                  627        213          1,010        478
   Start-up costs                            142         30            142         30
                                         -------    -------        -------    -------

       CONTRIBUTION FROM OPERATIONS        4,510      3,384          7,891      6,472

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                1,911      1,452          3,761      2,801
                                         -------    -------        -------    -------

      INCOME FROM OPERATIONS               2,599      1,932          4,130      3,671

OTHER INCOME (EXPENSE)
   Interest expense                         (934)      (670)        (1,908)    (1,234)
   Other, net                                 48       (162)           258       (189)
                                         -------    -------        -------    -------
                                            (886)      (832)        (1,650)    (1,423)
                                         -------    -------        -------    -------
INCOME BEFORE INCOME TAX EXPENSE           1,713      1,100          2,480      2,248

INCOME TAX EXPENSE                           748        572            946        978
                                         -------    -------        -------    -------


 NET INCOME                              $   965    $   528        $ 1,534    $ 1,270
                                         =======    =======        =======    =======
EARNINGS PER COMMON AND
   COMMON EQUIVALENT SHARE               $  0.10    $  0.06        $  0.15    $  0.14
                                         =======    =======        =======    =======
WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                            10,141      9,089         10,027      8,898
                                         =======    =======        =======    =======

   The accompanying notes are an integral part of these financial statements.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (IN 000'S)

                                     ASSETS

                                                    December 31,          June 30,
                                                       1996                 1996
                                                    -------------     -------------
                                                                        (Audited)
 CURRENT ASSETS:
     Cash                                          $    3,037             $   7,046
     Restricted cash                                      371                   500
     Investments available-for-sale                     5,204                 9,798
     Accounts receivable, net                          23,625                17,467
     Refundable income taxes                            1,046                 1,046
     Current portion of notes receivable                   51                   113
     Prepaid expenses, supplies and other               2,713                 1,918
     Deferred tax asset                                    --                    78
                                                    ----------             ---------
          Total current assets                         36,047                37,966
                                                   ----------             ---------
 PROPERTY, EQUIPMENT AND IMPROVEMENTS:
     Land                                               1,086                   621
     Leasehold improvements                             9,794                 7,134
     Program equipment                                  4,004                 2,289
     Buildings                                         11,698                 5,162
     Office furniture and equipment                     4,181                 3,874
     Vehicles                                           1,543                 1,320
                                                   ----------             ---------
                                                       32,306                20,400
     Accumulated depreciation                          (4,881)               (3,265)
                                                   ----------             ---------
                                                       27,425                17,135
                                                   ----------             ---------
 OTHER ASSETS:
     Deposits                                             273                   160
     Deferred debt issue costs, net                     2,511                 2,613
     Goodwill, net                                     20,675                 9,613
     Non-compete agreements, net                          225                   277
     Notes receivable, net of current portion           3,133                 4,133
     Deferred tax asset                                   750                   750
     Other assets, net                                  1,899                 1,992
                                                   ----------             ---------
                                                       29,466                19,538
                                                   ----------             ---------
          Total assets                             $   92,938             $  74,639
                                                   ==========             =========

 The accompanying notes are an integral part of these financial statements.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (IN 000'S)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        December 31,         June 30,
                                                           1996                 1996
                                                       ------------         ---------
                                                                            (Audited)
 CURRENT LIABILITIES:
     Accounts payable                                  $     4,404         $    1,465
     Accrued payroll                                         1,859              1,641
     Accrued interest payable                                  965              1,093
     Other accrued expenses                                  3,926              3,018
     Short-term borrowings                                     189                 -
     Current portion of long-term debt and
          capital lease obligations                            604                788
     Deferred tax liability                                     50                 -
                                                       -----------         ----------
          Total current liabilities                         11,997              8,005
                                                       -----------         ----------
 DEFERRED REVENUE                                              288                 38

 LONG-TERM DEBT AND CAPITAL LEASE
     OBLIGATIONS, net of current portion                    14,876              4,212

 7% CONVERTIBLE SUBORDINATED DEBENTURES                     32,200             37,950

 12% SUBORDINATED DEBENTURES, net of
     unamortized discount                                      988                983
                                                       -----------         ----------
          Total liabilities                                 60,349             51,188
                                                       -----------         ----------
 SHAREHOLDERS' EQUITY
     Common stock, $.01 par value: authorized
          shares 70,000,000, issued and outstanding
          9,314,765 at December 31, 1996 and
          8,597,712 at June 30, 1996                            93                 86
     Additional paid-in capital                             27,499             20,099
     Unrealized loss on investments available-for-sale         (58)              (255)
     Retained earnings                                       5,055              3,521
                                                       -----------         ----------
          Total shareholders' equity                        32,589             23,451
                                                       -----------         ----------
          Total liabilities and shareholders' equity   $    92,938         $   74,639
                                                       ===========         ==========

 The accompanying notes are an integral part of these financial statements.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000'S)

                                                                                         Six Months Ended
                                                                                           December 31,
                                                                                      ---------------------
                                                                                      1996            1995
                                                                                      ----            ----
OPERATING ACTIVITIES:
    Net income                                                                      $  1,534       $ 1,270
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation and amortization                                              2,968         1,290
            Income from Introspect operations                                           (371)          135
            Net change in operating assets and liabilities                            (3,427)          807
                                                                                    --------       -------
        Net cash provided by operating activities                                        704         3,502

INVESTING ACTIVITIES:
    Purchases of property, equipment and improvements, net                            (7,686)       (4,383)
    Proceeds from sale of assets                                                          33           363
    Goodwill                                                                          (3,470)          (82)
    Collections of notes receivable                                                       62             -
    Proceeds from sale of investments available-for-sale, net                          4,887             -
    Other long-term assets                                                              (405)       (1,360)
                                                                                    --------       -------
        Net cash used in investing activities                                         (6,579)       (5,462)

FINANCING ACTIVITIES:
    Proceeds from borrowings                                                          21,616         4,929
    Repayments of long-term debt and capital lease obligations                       (21,354)       (2,347)
    Proceeds from the issuance of common stock under
        the Employee Stock Option Plan and the Employee
        Stock Purchase Plan, net                                                       1,656           392
    Other                                                                                (52)            -
                                                                                    --------       -------
        Net cash provided by financing activities                                      1,866         2,974

NET (DECREASE) INCREASE IN CASH                                                       (4,009)        1,014

CASH, beginning of period                                                              7,046           784
                                                                                    --------       -------
CASH, end of period                                                                 $  3,037       $ 1,798
                                                                                    ========       =======

   The accompanying notes are an integral part of these financial statements.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000'S)

                                                                                       Six Months Ended
                                                                                         December 31,
                                                                                     --------------------
                                                                                        1996     1995
                                                                                     --------------------
CHANGE IN OPERATING ASSETS AND LIABILITIES, NET OF BUSINESS
    ACQUIRED IN 1996:
    Cash held in escrow                                                              $      -     $ 2,543
    Restricted cash                                                                       131         (39)
    Accounts receivable                                                                (4,350)     (4,574)
    Prepaid expenses, supplies and other                                                 (720)       (368)
    Deferred tax asset                                                                      -          57
    Deposits                                                                               (3)         (1)
    Management fee receivable                                                               -          30
    Accounts payable and accrued expenses                                               1,575       2,531
    Accrued payroll                                                                       (60)        591
    Deferred tax liability                                                                  -          37
                                                                                     --------     -------
                 Net change in operating assets and liabilities                      $ (3,428)    $   807
                                                                                     ========     =======

SUPPLEMENTAL DISCLOSURES:

    Cash paid for interest                                                           $  2,050     $   643
                                                                                     ========     =======
    Cash paid for taxes                                                              $    723     $   776
                                                                                     ========     =======
    Noncash reduction of accounts receivable through
        application of advance payments for services                                 $     19     $    46
                                                                                     ========     =======
    Noncash asset acquisition through notes payable,
        assumption of liabilities and issuance of long-term                          $ 13,104     $ 9,315
        debt                                                                         ========     =======

    Noncash converstion of 7% Convertible Subordinated
        Debentures                                                                   $  5,750          -
                                                                                     ========     =======
    Change in market value of investments available-for-sale                         $    326          -
                                                                                     ========     =======



   The accompanying notes are an integral part of these financial statements.

                       YOUTH SERVICES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       FINANCIAL INFORMATION

         In management's opinion, the accompanying interim unaudited consolidated financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of Youth Services International, Inc.'s ("YSI's" or the "Company's" ) financial position at December 31, 1996 and the results of its operations for the three months and six months ended December 31, 1996 and 1995 and its cash flows for the three months and six months ended December 31, 1996 and 1995. The accompanying consolidated balance sheet as of June 30, 1996 is presented herein as set forth in YSI's Annual Report on Form 10-K for the year ended June 30, 1996. These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in YSI's annual consolidated financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. Readers of these statements should refer to the consolidated financial statements and notes thereto as of June 30, 1996 and 1995 and for the years then ended filed with the Securities and Exchange Commission on Form 10-K.

         The consolidated financial statements as of and for the three months and six months ended December 31, 1995 have been adjusted to reflect the consolidation of the results of operations of Introspect Healthcare, Corporation. See NOTE 2. ACQUISITION for further discussion.

         The weighted average common and common equivalent shares and the per share amounts as of and for the three months and six months ended December 31, 1995 have been restated to reflect a three-for-two stock split which was effective May 24, 1996.

         Operating results for the three months and six months ended December 31, 1996 and 1995 are not necessarily indicative of the results that may be expected for a full fiscal year.

2.       ACQUISITION

         In September 1996, the Company exercised its option (the "Option") to acquire all of the stock of Introspect Healthcare, Corporation ("Introspect"). The Company acquired the Option on July 1, 1995, in conjunction with acquiring the Desert Hills New Mexico program from Introspect and entering into a management agreement to manage Introspect for a period of five years. As a result of the "early" exercise of the Option effective as of September 1, 1996 (the Option was exercisable at any time during the five year period) and the significant degree of Introspect's financial dependence on the Company, accounting principles required that the pre-acquisition operating results of Introspect be consolidated with those of the Company. As a result, the three months and six months ended December 31, 1995 have been adjusted to reflect revenues of $3,858,000 and $7,268,000, expenses of $3,820,000, and $6,812,000, and a net loss of $242,000 and $135,000, respectively, related to the pre-acquisition consolidation of Introspect.

3.       CERTAIN TRANSACTIONS

         During the second quarter of fiscal 1997, the Company restructured its arrangement with International Youth Institute ("IYI"). As previously reported, the Company began outsourcing its training of its child care staff workers from IYI as of July 1, 1996. In connection with this arrangement, a number of YSI employees who were trainers of other YSI employees were hired by IYI. In late calendar year 1996, YSI renegotiated the arrangement in order to be compensated for the know-how, training materials and other intellectual property that had been transferred to IYI by virtue of the transfer of former YSI employees to IYI. Under the new agreement, IYI will pay $700,000 for the transfer of such assets, and will not be compensated for training services it provided prior to January 1, 1997. The sale amount of $700,000 has been included in revenues in the accompanying statements of income for the three months and six months ended December 31, 1996. In addition, IYI grants YSI perpetual, fully-paid and royalty-free license to use the intellectual property in its operations. YSI and IYI also are entering into a training services agreement pursuant to which IYI will provide certain training services to YSI for a period of five years at a rate of approximately $34 per month per full-time employee of YSI.

         During the second quarter, the Company reached agreement with Evergreen National Development, Inc. ("Evergreen") regarding termination of its agreement with YSI. As previously reported, YSI had entered into an agreement with Evergreen in early calendar year 1996 for services relating to property and facility maintenance, mergers and acquisitions, business development and general consulting matters. The Company terminated the agreement in September 1996 in connection with its determination that these services could more efficiently and effectively be performed by Company personnel. As a result of the termination, Evergreen agreed to pay the Company $648,000 of which approximatey $360,000 was recorded as revenue in the quarter ended December 31, 1996.

         In December 1996, the Company amended its Revolving Line of Credit agreement with a bank to increase the loan amount to the lesser of $20,000,000 or the sum of 85% of the eligible accounts receivable and 95% of the cash and cash equivalents on deposit with the bank. Amounts drawn under this line of credit bear interest at prime plus one-half percent and are payable on demand. As of December 31, 1996, YSI borrowed approximately $13,000,0000 to fund the Introspect acquisition and repayment of related debt, and to fund general working capital needs of the Company.

         Effective November 8, 1996, the stockholder's of the Company approved an increase in the Company's authorized common stock from 20,000,000 shares to 70,000,000 shares.

                       YOUTH SERVICES INTERNATIONAL, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As of December 31, 1996, YSI operated 20 residential programs in 12 states. The Company operates its programs through wholly-owned subsidiaries pursuant to contracts directly with government agencies and third party payors or, in certain instances, with unaffiliated not-for-profit entities that have contracts with government agencies.

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

CERTAIN TRANSACTIONS

         During the second quarter of fiscal 1997, the Company restructured its arrangement with International Youth Institute ("IYI"). As previously reported, the Company began outsourcing its training of its child care staff workers from IYI as of July 1, 1996. In connection with this arrangement, a number of YSI employees who were trainers of other YSI employees were hired by IYI. In late calendar year 1996, YSI renegotiated the arrangement in order to be compensated for the know-how, training materials and other intellectual property that had been transferred to IYI by virtue of the transfer of former YSI employees to IYI. Under the new agreement, IYI will pay $700,000 for the transfer of such assets, and will not be compensated for training services it provided prior to January 1, 1997. The sale amount of $700,000 has been included in revenues in the accompanying statements of income for the quarter
ended December 31, 1996.   In addition, IYI grants YSI a perpetual, fully-paid
and royalty-free license to use the intellectual property in its operations. YSI and IYI also are entering into a training services agreement pursuant to which IYI will provide certain training services to YSI for a period of five years at a rate of approximately $34 per month per full-time employee of YSI.

         During the second quarter, the Company reached agreement with Evergreen National Development, Inc. ("Evergreen") regarding termination of its agreement with YSI. As previously reported, YSI had entered into an agreement with Evergreen in early calendar year 1996 for services relating to property and facility maintenance, mergers and acquisitions, business development and general consulting matters. The Company terminated the agreement in September 1996 in connection with its determination that these services could more efficiently and effectively be performed by Company personnel. As a result of the termination, Evergreen agreed to pay the Company $648,000 of which approximately $360,000 was recorded as revenue in the quarter ended December 31, 1996.

         In December 1996, the Company amended its Revolving Line of Credit agreement with a bank to increase the loan amount to the lesser of $20,000,000 or the sum of 85% of the eligible accounts receivable and 95% of the cash and cash equivalents on deposit with the bank. Amounts drawn under this line of credit bear interest at prime plus one-half percent and are payable on demand. As of December 31, 1996, YSI borrowed approximately $13,000,0000 to fund the Introspect acquisition and repayment of related debt, and to fund general working capital needs of the Company.

         In October 1996, the Company was awarded a contract by the State of Florida, Department of Juvenile Justice, to operate a 102 bed juvenile corrections facility for adjudicated youth in Dade County, Florida. The Company commenced operations in early December 1996.


RECENT DEVELOPMENTS

         During the second quarter, YSI entered into an agreement to operate a juvenile facility at a former air force base in Michigan. The Company commenced operations of the Keweenaw Academy in January 1997.

RESULTS OF OPERATIONS

         The following table sets forth selected items from the Company's consolidated financial statements expressed as a percentage of total revenues:


------------------------------------------------------------------------------------------------------
                                                             For the Three         For the Six
                                                             Months Ended          Months Ended
                                                             December 31,          December 31,
------------------------------------------------------------------------------------------------------
                                                              1996      1995     1996       1995
------------------------------------------------------------------------------------------------------
 Revenues                                                   100.0%    100.0%   100.0%     100.0%

 Program expense:

      Direct operating                                        82.0      85.0     84.2       85.2

      Amortization of goodwill                                 2.1       1.0      1.8        1.0
      Start-up costs                                           0.5       0.1      0.2        0.1
                                                               ---       ---      ---        ---

 Contribution from operations                                 15.4      13.9     13.8       13.7
 Other operating expenses:

      Selling, general and administrative                      6.5       6.0      6.6        5.9
                                                               ---       ---      ---        ---

 Income from operations                                        8.9       7.9      7.2        7.8
 Other income (expense):

      Interest expense                                       (3.2)     (2.8)    (3.3)      (2.6)
      Other, net                                               0.1     (0.6)      0.4      (0.4)
                                                               ---     -----      ---      -----

 Income before income tax expense                              5.8       4.5      4.3        4.8

 Income tax expense                                          (2.5)     (2.4)    (1.7)      (2.1)
                                                             -----     -----    -----      -----
 Net income                                                    3.3       2.1      2.6        2.7
                                                               ---       ---      ---        ---
------------------------------------------------------------------------------------------------------




THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

         Revenues. Revenues increased $5,113,000, or 21.1%, to $29,347,000 for the three months ended December 31, 1996 from $24,234,000 for the three months ended December 31, 1995 primarily as a result of the addition of new programs operated by the Company during each period and the continued expansion at existing facilities. Of the total increase in revenues, $2,321,000 was attributable to the operations of four programs that were acquired, opened or managed after the second quarter of fiscal 1996; $2,114,000 was attributable to the sixteen programs that were operated by the Company in both the three months ended December 31, 1996 and 1995; $700,000 was attributable to the sale of the Company's training material and other intellectual property to IYI (see
"Certain Transactions"); and $360,000 was attributable to the termination of the
Company's agreement with Evergreen (see "Certain Transactions").   The increase
in revenues was partially offset by a decrease in revenues of $482,000 resulting from the closing of one program in fiscal 1996. The average daily enrollment for all of the Company's programs increased 21.9% to 2,198 youth for the three months ended December 31, 1996 from 1,803 youth for the three months ended December 31, 1995, including a 15.3% increase in average daily enrollment in the sixteen programs that the Company operated for both the three months ended December 31, 1996 and 1995 to 2,078 youth from 1,803 youth. The Company reported an occupancy rate of 92.2% for the second quarter of fiscal 1997 compared to 91.2% for the second quarter of fiscal 1996 based on an average daily licensed capacity of 2,385 beds for the three months ended December 31, 1996 and 1,977 beds for the three months ended December 31, 1995.

         Program Direct Operating Expenses. Program direct operating expenses increased $3,461,000, or 16.8%, to $24,068,000 for the three months ended December 31, 1996 from $20,607,000 for the three months ended December 31, 1995 primarily as a result of the addition of new programs operated by the Company during each period and the continued expansion of existing facilities. Of the total increase in expenses, $2,372,000 is attributable to the operations of four programs that were acquired, opened or managed after the second quarter of fiscal 1996. The increase in expenses was partially offset by a decrease in expenses of $587,000 resulting from the closing of one program in fiscal 1996. Salaries and related employee benefits constituted approximately 65.6% of program direct operating expenses for the three months ended December 31, 1996 compared to 62.9% of program direct operating expenses for the three months ended December 31, 1995.

         Contribution from Operations. Contribution from operations for the three months ended December 31, 1996 increased $1,126,000, or 33.3%, to $4,510,000 from $3,384,000 for the three months ended December 31, 1995. Contribution from operations increased as a percentage of revenues to 15.4% for the three months ended December 31, 1996 compared to 13.9% for the three months ended December 31, 1995.

         Selling, General and Administrative Expenses. For the three months ended December 31, 1996, selling, general and administrative expenses increased $459,000, or 31.6%, to $1,911,000 from $1,452,000 for the three months ended
December 31, 1995. As a percentage of revenues, selling, general, and administrative expenses increased to 6.5% for the three months ended December 31, 1996 from 6.0% for the three months ended December 31, 1995. The most significant components of these costs relate to the compensation expense and consulting fees associated with business professionals necessary for the development and oversight of the Company's operations.

         Interest Expense. Interest expense increased $264,000 to $934,000 for the three months ended December 31, 1996 from $670,000 for the three months ended December 31, 1995. Of the increase in interest expense, $563,000 was attributable to the 7% Convertible Subordinated Debentures Due 2006 that were issued on January 29, 1996, and the remaining increase of $75,000 was attributable to interest payable on the financing of the Company's personal property and increases in borrowings on the Company's revolving line of credit. The increase in interest expense was partially offset by a decrease in interest expense of $374,000 resulting from the repayment of debt incurred in connection with the acquisitions of Desert Hills of New Mexico and Introspect.

         Interest Income.   Interest income increased $160,000 to $195,000 for
the three months ended December 31, 1996 from $35,000 for the three months ended December 31, 1995. The increase is primarily attributable to $123,000 of dividend income earned on temporary investments, and $69,000 of interest income earned on the mortgage note receivable related to the Tampa Bay Academy acquisition.

The increase in interest income was partially offset by a decrease in interest income resulting from the termination of the line of credit agreement with Introspect as part of the acquisition of Introspect.

         Income Taxes. The provision for income taxes was $748,000, representing an effective tax rate of 43.7% for the three months ended December 31, 1996 as compared to $572,000, representing an effective tax rate of 52.0% for the three months ended December 31, 1995. The decrease in the effective tax rate was primarily attributable to the inclusion for accounting purposes of the pre-acquisition consolidation loss generated by Introspect for the three months ended December 31, 1995 which resulted in an unfavorable impact on the effective tax rate.

         Net Income. Net income was $965,000, or $.10 per share for the three months ended December 31, 1996 compared to $528,000, or $.06 per share for the three months ended December 31, 1995.


SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO SIX MONTHS ENDED
DECEMBER 31, 1995

         Revenues.  Revenues increased $10,051,000, or 21.4%, to $57,043,000 for the six months ended December 31, 1996 from $46,992,000 for the six months ended December 31, 1995 primarily as a result of the addition of new programs operated by the Company during each period and the continued expansion of existing facilities. Of the total increase in revenues, $4,605,000 was attributable to the operations of four programs that were acquired, opened or managed after the second quarter of fiscal 1996; $5,519,000 was attributable to the sixteen programs that were operated by the Company in both the six months ended December 31, 1996 and 1995; $700,000 was attributable to the sale of the Company's training material and other intellectual property to IYI (see "Certain Transactions"); and $360,000 was attributable to the termination of the Company's agreement with Evergreen (see "Certain Transactions"). The increase in revenues was partially offset by a decrease in revenues of $1,262,000 resulting from the closing of one program in fiscal 1996. The average daily enrollment for all of the Company's programs increased 22.1% to 2,172 youth for the six months ended December 31, 1996 from 1,779 youth for the six months ended December 31, 1995, including a 15.7% increase in average daily enrollment in the sixteen programs that the Company operated for both the six months ended December 31, 1996 and 1995 to 2,059 youth from 1,779 youth. The Company reported an occupancy rate of 91.7% for the six months ended December 31, 1996 compared to 91.8% for the six months ended December 31, 1995 based on an average daily licensed capacity of 2,368 beds for the six months ended December 31, 1996 and 1,937 beds for the six months ended December 31, 1995.

         Program Direct Operating Expenses. Program direct operating expenses increased $7,988,000, or 19.9%, to $48,000,000 for the six months ended December 31, 1996 from $40,012,000 for the six months ended December 31, 1995 primarily as a result of the addition of new programs operated by the Company during each period and the continued expansion of existing facilities. Of the total increase in expenses, $4,599,000 is attributable to the operations of four programs that were acquired, opened or managed after the second quarter of fiscal 1996. The increase in expenses was partially offset by a decrease in expenses of $1,270,000 resulting from the closing of one program in fiscal 1996. Salaries and related employee benefits constituted approximately 66.4% of program direct operating expenses for the six months ended December 31, 1996 compared to 64.5% of program direct operating expenses for the six months ended December 31, 1995.

         Contribution from Operations. Contribution from operations for the six months ended December 31, 1996 increased $1,419,000, or 21.9%, to $7,891,000 from $6,472,000 for the six months ended December 31, 1995. Contribution from operations decreased as a percentage of revenues to 13.8% for the six months ended December 31, 1996 compared to 13.7% for the six months ended December 31, 1995.

         Selling, General and Administrative Expenses. For the six months ended December 31, 1996, selling, general and administrative expenses increased $960,000, or 34.3%, to $3,761,000 from $2,801,000 for the six months ended
December 31, 1995. As a percentage of revenues, selling, general, and administrative expenses increased to 6.6% for the six months ended December 31, 1996 from 5.9% for the six months ended December 31, 1995. The most significant components of these costs relate to the compensation expense and consulting fees associated with business professionals necessary for the development and oversight of the Company's operations. The increase as a percentage of revenue for the six months ended December 31, 1996 as compared to the six months ended December 31, 1995 is primarily attributable to the Company's efforts to develop the infrastructure necessary to enhance its current operations and continue its growth.

         Interest Expense. Interest expense increased $674,000 to $1,908,000 for the six months ended December 31, 1996 from $1,234,000 for the six months ended December 31, 1995. Of the increase in interest expense, $1,127,000 was attributable to the 7% Convertible Subordinated Debentures Due 2006 that were issued on January 29, 1996, and the remaining increase of $308,000 was attributable to interest payable on the financing of the Company's personal property and increases in borrowings on the Company's revolving line of credit. The increase in interest expense was partially offset by a decrease in interest expense of $761,000 resulting from paying off debt incurred in connection with the acquisitions of Desert Hills of New Mexico and Introspect.

         Interest Income.   Interest income increased $439,000 to $483,000 for
the six months ended December 31, 1996 from $44,000 for the six months ended December 31, 1995. The increase is primarily attributable to $292,000 of dividend income earned on temporary investments, and $135,000 of interest income earned on the mortgage note receivable related to the Tampa Bay Academy acquisition.

         Income Taxes. The provision for income taxes was $945,000, representing an effective tax rate of 38.1% for the six months ended December 31, 1996 as compared to $978,000, representing an effective tax rate of 43.5% for the six months ended December 31, 1995. The decrease in the effective tax rate was attributable to a $264,000 increase in the pre-acquisition operating results of Introspect. These operating results were not taxable to the Company, and therefore, had a favorable impact on the Company's effective tax rate.

         Net Income. Net income was $1,534,000, or $.15 per share for the six months ended December 31, 1996 compared to $1,270,000, or $.14 per share for the six months ended December 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company had $3,037,000 in cash and $24,050,000 of working capital, which included $5,204,000 of investments available-for-sale. Net cash provided by operating activities was $704,000 for the six months ended December 31, 1996 compared to net cash provided by operating activities of $1,956,000 for the year ended June 30, 1996. Net accounts receivable increased $6,158,000 to $23,625,000, at December 31, 1996 from $17,467,000 at June 30, 1996 primarily as a result of the acquisition of Introspect effective September 1, 1996.

         Net cash used in investing activities was $6,579,000 for the six months ended December 31, 1996, of which $3,445,000 was used to fund the acquisition of Introspect; $4,241,000 was invested in leasehold improvements, vehicles, computer equipment and other capital expenditures in support of existing programs, as well as the start-up of Keweenaw Academy in Michigan; $4,887,000 represents the net principal and dividend income related to the sale of a temporary investment; $3,470,000 represents goodwill, $2,610,000 of which resulted from the acquisition of Introspect and $860,000 of which resulted from the acquisition of a group home business in Utah; and $405,000 represents investments in deferred software costs, a prepaid consulting agreement and other long-term asset investments.

         Net cash provided by financing activities was $1,866,000 for the six months ended December 31, 1996 comprised of $15,396,000 of borrowings under the Company's lines of credit, $6,220,000 of various notes payable and $1,656,000 of net proceeds from the Employee Stock Option and Employee Stock Purchase Plans, offset by the repayment of

$10,339,000 of debt assumed as part of the acquisition of Introspect, repayment of $10,471,000 of borrowings under the lines of credit, and the repayment of $596,000 of other long-term borrowings. As of December 31, 1996, the Company had approximately $3,800,000 available on its existing bank revolving line of credit.

         Total debt of $48,857,000 on December 31, 1996 consisted primarily of $32,200,000 of 7% Convertible Subordinated Debentures Due 2006, approximately $12,977,000 of borrowings under the Company's lines of credit, approximately $2,167,000 for a capital lease assumed in the acquisition of Desert Hills New Mexico, $988,000 of 12% Subordinated Debentures, and approximately $525,000 in other debt and capital leases.

         The Company believes that its current funds and funds available under its amended line of credit, together with existing capital resources and cash flow from its existing operations, will be sufficient to meet all indebtedness payments, to make all planned capital additions and improvements and meet other working capital needs for the next twelve months. However, if the Company should identify one or more acquisition targets or begins substantial "de novo" programs, it may need to access additional capital.

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

ITEM 3 has been omitted since the item is either inapplicable or the answer is negative.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of Youth Services International, Inc. was held on November 8, 1996. The following items were submitted to a vote of security holders:

                 1. Election of Directors of the Company - 7,603,612 shares, or 99.5% of the shares voted were in favor of the election of each of the Directors nominated and presented to this meeting; 36,276 shares, or less than 1% of the shares voted, abstained.

                 2. Approval and Adoption of the 1997 Employee Stock Purchase Plan - 6,113,889 shares, or 99.25% of the shares voted, were in favor of the approval and adoption of the 1997 Employee Stock Purchase Plan; 19,572 shares, or less than 1% of the shares voted, were against adoption of the plan; 26,593 shares, or less than 1% of the shares voted, abstained.

                 3. Approval and Adoption of the 1997 Employee Stock Option Plan - 5,017,752 shares, or 81.45% of the shares voted, were in favor of the approval and adoption of the 1997 Employee Stock Option Plan; 1,111,405 shares, or 18% of the shares voted, were against adoption of the plan; 30,897 shares, or less than 1% of the shares voted, abstained.

                 4. Approval and Adoption of an Amendment to the 1995 Directors Stock Option Plan to increase the number of shares issuable thereunder to 200,000 - 6,036,054 shares, or 97.98% of the shares voted, were in favor of the approval and adoption of the amendment to the 1995 Directors Stock Option Plan; 90,755 shares, or 1.4% of the shares voted, were against adoption of the amendment; 65,143 shares, or less than 1% of the shares voted, abstained.

                 5. Approval of an Amendment to the Charter increasing the number of authorized shares of capital stock from 20,000,000 to 70,000,000
- 6,251,020 shares, or 84.7% of the shares voted, were in favor of amending the Charter; 1,066,655 shares, or 14.45% of the shares voted, were against approval of the amendment; 61,438 shares, or less than 1% of the shares voted, abstained.

                 6. Approval of Arthur Andersen LLP as the Company's accountant - 7,615,968 shares, or 99.68% of the shares voted, were in favor of Arthur Andersen LLP as the Company's accountant; 1,214 shares, or less than 1% of the shares voted, were against approval of Arthur Andersen LLP; 22,706 shares, or less than 1% of the shares voted, abstained.

ITEM 5 has been omitted since the item is either inapplicable or the answer is negative.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         Exhibit No.                       Description
         -----------                       -----------

         3(a)                              Articles of Incorporation of the Company, as amended.

         3(b)                              Bylaws of the Company, as amended and restated (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1996).

         4(a)                              Form of 7% Convertible Subordinated Debenture (Incorporated by reference to Exhibit 4(c)
                                           to the Company's Registration Statement on Form S-3 (Registration No. 333-09089)).

         4(b)                              Indenture, dated October 15, 1996, by and between the Company and the Chase Manhattan
                                           Bank, as trustee (Incorporated by reference to Exhibit 4(d) to the Company's Registration
                                           Statement on Form S-3 (Registration No. 333-09089)).


         10(a)                             First Amendment to Loan and Security Agreement dated December 12, 1996 by Signet Bank and the Company and certain of its subsidiaries.

         10(b)                             Amended and Restated Master Revolving Promissory Note from the Company (and  certain of its subsidiaries) to Signet Bank dated December 12, 1996.

         10.1                              State of Florida Department of Juvenile Justice Contract

         10.2                              Memorandum of Understanding between Youth Services International, Inc. and International
                                           Youth Institute

         10.3                              Settlement and Release Agreement between Youth Services International, Inc. and Evergreen
                                           National Development, Inc.

         11                                Computation of Per Share Earnings

         27                                Financial Data Schedule


                 (b) The registrant filed a Current Report on Form 8-K on September 25, 1996 to report its acquisition of all of the outstanding capital stock of Introspect Healthcare, Corporation from Diversification Association, Inc. , and filed Amendments to Current Report on Form 8-K/A on October 17, 1996 and October 23, 1996 to file the required Financial Statements of Businesses Acquired and Pro Forma Financial Information with respect to that acquisition that were unavailable for filing at the time of the original filing of the Current Report on Form 8-K. The financial statements filed included Audited Financial Statements of Introspect Healthcare, Corporation and Subsidiaries as of and for the year ended June 30, 1996 and Pro Forma Consolidated Statement of Income for the year ended June 30, 1996, and Pro Forma Consolidated Balance Sheet as of June 30, 1996.

                       YOUTH SERVICES INTERNATIONAL, INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     YOUTH SERVICES INTERNATIONAL, INC.



                                     By:  /s/WILLIAM P. MOONEY
                                         --------------------------------
                                         William P. Mooney
                                         Chief Financial Officer and Treasurer



Date:    February 11, 1997

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                         -----------------------------


                       YOUTH SERVICES INTERNATIONAL, INC.


                         -----------------------------


                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1996

                       YOUTH SERVICES INTERNATIONAL, INC.

                                 EXHIBIT INDEX


Exhibit No.                                Description
-----------                                -----------

         3(a)                              Articles of Incorporation of the Company, as amended.

         3(b)                              Bylaws of the Company, as amended and restated (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on
                                           Form 10-K for the Fiscal Year Ended June 30, 1996).

         4(a)                              Form of 7% Convertible Subordinated Debenture (Incorporated by
                                           reference to Exhibit 4(c) to the Company's Registration Statement on
                                           Form S-3 (Registration No. 333-09089)).

         4(b)                              Indenture, dated October 15, 1996, by and between the Company and the Chase Manhattan Bank, as trustee (Incorporated by reference to
                                           Exhibit 4(d) to the Company's Registration Statement on Form S-3
                                           (Registration No. 333-09089)).

         10(a)                             First Amendment to Loan and Security Agreement dated
                                           December 12, 1996 by Signet Bank and the
                                           Company and certain of its subsidiaries.

         10(b)                             Amended and Restated Master Revolving Promissory Note
                                           from the Company (and certain of its subsidiaries) to
                                           Signet Bank dated December 12, 1996.

         10.1                              State of Florida Department of Juvenile Justice Contract

         10.2                              Memorandum of Understanding between Youth Services
                                           International, Inc. and International Youth Institute

         10.3                              Settlement and Release Agreement between Youth Services
                                           International, Inc. and Evergreen National Development, Inc.

         11                                Computation of Per Share Earnings

         27                                Financial Data Schedule