Form 10-Q
period 1997-03-31
YOUTH SERVICES INTERNATIONAL INC
filed 1997-05-15
CIK 876726

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended       Commission File Number
                    March 31, 1997                0-23284
                    --------------                -------

                       YOUTH SERVICES INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Maryland                             52-1715690
         --------                             ----------
 (State of Incorporation)       (I.R.S. Employer Identification Number)

         2 Park Center Court, Suite 200, Owings Mills, Maryland, 21117
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


 Registrant's telephone number, including
 area code:                                        410-356-8600
                                                   ------------

                                Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)


Number of shares of common stock outstanding on March 31, 1997:         9,972,556


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X     No
                                 -----      -----

                       YOUTH SERVICES INTERNATIONAL, INC.


                               INDEX - FORM 10-Q

                                 MARCH 31, 1997


                                                                                                PAGE
                                                                                          ------------------

PART I - FINANCIAL INFORMATION


Item 1.                             Financial Statements


                                    Consolidated Statements of Operations -
                                    For the Three Months and Nine Months Ended
                                    March 31, 1997 and 1996                                       2

                                    Consolidated Balance Sheets -
                                    As of March 31, 1997 and June 30, 1996                        3

                                    Consolidated Statements of Cash Flows-
                                    For the  Nine Months Ended
                                    March 31, 1997 and 1996                                       5

                                    Notes to Consolidated Financial Statements                    7

Item 2.                             Management's Discussion and Analysis of
                                    Financial Condition and Results of Operations                 9

PART II - OTHER INFORMATION

Items 2 through 5 have been omitted since the item is either inapplicable or the answer is negative.

Item 6.                             Exhibits and Reports on Form 8-K                             14

Signatures                                                                                       16

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN 000'S EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                            MARCH 31,                                  MARCH 31,
                                            ----------------------------------------   -----------------------------------------
                                                  1997                   1996                1997                    1996
                                            ----------------------------------------   -----------------------------------------


 REVENUES                                     $ 27,250               $ 25,309            $ 84,293                 $72,301
                                              --------               --------            --------                 -------
 PROGRAM EXPENSES:
    Direct operating                            24,151                 21,838              72,151                  61,850
    Amortization of goodwill                       596                    271               1,606                     749
    Start-up costs                                   -                     28                 142                      58
                                              --------               --------            --------                 -------

        CONTRIBUTION FROM OPERATIONS             2,503                  3,172              10,394                   9,644

 SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                     2,376                  1,246               6,137                   4,047
  RESTRUCTURING CHARGE                          27,000                   -                 27,000                    -
                                              --------               --------            --------                 -------

      (LOSS) INCOME FROM OPERATIONS            (26,873)                 1,926             (22,743)                  5,597

 OTHER INCOME (EXPENSE)
    Interest expense                              (885)                (1,000)             (2,793)                 (2,234)
    Other, net                                      19                    254                 277                      65
                                              --------               --------            --------                 -------
                                                  (866)                  (746)             (2,516)                 (2,169)
                                              --------               --------            --------                 -------

 (LOSS) INCOME BEFORE INCOME TAXES             (27,739)                 1,180             (25,259)                  3,428

 INCOME TAX (BENEFIT) EXPENSE                   (6,380)                   545              (5,431)                  1,523
                                              ---------              --------            --------                 -------

  NET (LOSS) INCOME                           $(21,359)              $    635            $(19,828)                $ 1,905
                                              =========              ========            ========                 =======

 (LOSS) EARNINGS PER COMMON AND
    COMMON EQUIVALENT SHARE                     $(2.19)              $   0.07            $  (2.12)                $  0.21
                                              ========               ========            ========                 =======
 WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES
    OUTSTANDING                                  9,770                  9,350               9,333                   8,951
                                              ========               ========            ========                 =======





      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (IN 000'S)

                                     ASSETS


                                                MARCH 31,              JUNE 30,
                                                  1997                   1996
                                              -----------              --------
                                                                      (AUDITED)
CURRENT ASSETS:
    Cash                                       $  2,694                $ 7,046
    Restricted cash                                 381                    500
    Investments                                   5,084                  9,798
    Accounts receivable, net                     22,396                 17,467
    Refundable income taxes                       1,500                  1,046
    Current portion of notes receivable              20                    113
    Prepaid expenses, supplies and other          2,090                  1,918
    Deferred tax asset                            1,606                     78
                                               --------                -------
         Total current assets                    35,771                 37,966
                                               --------                -------
PROPERTY, EQUIPMENT AND IMPROVEMENTS:
    Land                                          1,204                    621
    Leasehold improvements                        9,931                  7,134
    Program equipment                             4,256                  2,289
    Buildings                                    11,929                  5,162
    Office furniture and equipment                4,316                  3,874
    Vehicles                                      1,567                  1,320
                                               --------                -------
                                                 33,203                 20,400
    Accumulated depreciation                    (12,826)                (3,265)
                                               ---------               -------
                                                 20,377                 17,135
                                               --------                -------
OTHER ASSETS:
    Deposits                                        291                    160
    Deferred debt issue costs, net                2,406                  2,613
    Goodwill, net                                 2,464                  9,613
    Non-compete agreements, net                     134                    277
    Notes receivable, net of current portion      3,133                  4,133
    Deferred tax asset                            5,632                    750
    Other assets, net                             1,487                  1,992
                                               --------                -------
                                                 15,547                 19,538
                                               --------                -------
         Total assets                          $ 71,695                $74,639
                                               ========                =======





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (IN 000'S)
                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                                     MARCH 31,            JUNE 30,
                                                                       1997                 1996
                                                                   ------------          --------
                                                                                         (AUDITED)
 CURRENT LIABILITIES:
     Accounts payable                                               $  2,812               $ 1,465
     Accrued payroll                                                   3,298                 1,641
     Accrued interest payable                                            406                 1,093
     Other accrued expenses                                            3,701                 3,018
     Short-term borrowings                                               170                     -
     Current portion of long-term debt and
          capital lease obligations                                      582                   788
                                                                    --------                   ---
          Total current liabilities                                   10,969                 8,005

 DEFERRED REVENUE                                                        221                    38

 LONG-TERM DEBT AND CAPITAL LEASE
     OBLIGATIONS, net of current portion                              13,919                 4,212

 7% CONVERTIBLE SUBORDINATED DEBENTURES                               32,200                37,950

 12% SUBORDINATED DEBENTURES, net of
     unamortized discount                                                989                   983
                                                                    --------               -------
          Total liabilities                                           58,298                51,188
                                                                    --------               -------
 SHAREHOLDERS' EQUITY
     Common stock, $.01 par value: authorized
          shares 70,000,000, issued and outstanding
          9,972,556 at March 31, 1997 and
          8,597,712 at June 30, 1996                                     100                    86
     Additional paid-in capital                                       29,604                20,099
     Unrealized loss on investments                                        -                  (255)
     Retained earnings                                               (16,307)                3,521
                                                                    --------               -------
          Total shareholders' equity                                  13,397                23,451
                                                                    --------               -------
          Total liabilities and shareholders' equity                $ 71,695               $74,639
                                                                    ========               =======





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000'S)


                                                                                            NINE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                    -----------------------------------
                                                                                       1997                      1996
                                                                                    ----------               -----------
OPERATING ACTIVITIES:
    Net (loss) income                                                                $ (19,828)                 $  1,905
    Adjustments to reconcile net (loss) income to net
        cash (used in) provided by operating activities:
            Depreciation and amortization                                                4,779                     2,255
           (Income) loss  from Introspect operations                                     (371)                       604
            Loss on sale of investments                                                    269                         -
            Stock granted as compensation                                                  123                         -
            Restructuring charge                                                        27,000                         -
            Loss on sale  of assets                                                         57                        81
            Net change in operating assets and liabilities                             (14,031)                     (850)
                                                                                     ---------                  --------
        Net cash (used in) provided by operating activities                             (2,002)                    3,995

INVESTING ACTIVITIES:
    Purchases of property, equipment and improvements, net                              (5,658)                   (3,593)
    Purchase of investments                                                               (321)                  (10,112)
    Increase in (repayments of) notes receivable                                            93                    (4,273)
    Proceeds from sale of investment                                                     5,192                         -
    Proceeds from sale of assets                                                           758                       378
    Purchase of non-compete agreement                                                        -                      (100)
    Increase in other assets                                                              (116)                   (2,945)
    Cash paid for businesses acquired                                                   (4,651)                   (7,868)
                                                                                       -------                  --------
        Net cash used in investing activities                                           (4,703)                  (28,513)

FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                                              2,562                     1,302
    Proceeds from sales of stock under stock purchase plan                                 583                         -
    Repayments of short-term borrowings, long-term debt and capital                    (14,901)                   (8,754)
       lease obligations
    Borrowings under debt agreements                                                    14,109                     8,206
    Proceeds from issuance of convertible debentures                                         -                    37,950
                                                                                        ------                  --------
        Net cash provided by financing activities                                        2,353                    38,704

NET (DECREASE) INCREASE IN CASH                                                         (4,352)                   14,186
CASH, beginning of period                                                                7,046                       784
                                                                                        ------                  --------
CASH, end of period                                                                    $ 2,694                  $ 14,970
                                                                                       =======                  ========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000'S)

                                                                             NINE MONTHS ENDED
                                                                                  MARCH 31,
                                                                 -------------------------------------------
                                                                      1997                        1996
                                                                 -------------------------------------------
CHANGE IN OPERATING ASSETS AND LIABILITIES, NET OF BUSINESSES
    ACQUIRED IN 1997 AND 1996:
    Restricted cash                                              $       119                     $    2,543
    Accounts receivable                                               (2,988)                        (5,502)
    Prepaid expenses, supplies and other                                 (47)                        (1,022)
    Deferred taxes                                                    (6,579)                           (80)
    Deposits                                                             (20)                           (10)
    Management fee receivable                                              -                             60
    Accounts payable and accrued expenses                             (5,914)                         1,784
    Accrued payroll                                                    1,398                          1,377
                                                                 -----------                     ----------

          Net change in operating assets and liabilities         $   (14,031)                    $     (850)
                                                                 ===========                     ==========

SUPPLEMENTAL DISCLOSURES:
    Cash paid for interest                                       $     3,488                     $      643
                                                                 ===========                     ==========
    Cash paid for taxes                                          $       757                     $      776
                                                                 ===========                     ==========
    Noncash conversion of 7% Convertible Subordinated
        Debentures                                               $     5,750                     $        -
                                                                 ===========                     ==========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       YOUTH SERVICES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       FINANCIAL INFORMATION

         In management's opinion, the accompanying interim unaudited consolidated financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of Youth Services International, Inc.'s ("YSI's" or the "Company's") financial position at March 31, 1997 and the results of its operations for the three months and nine months ended March 31, 1997 and 1996 and its cash flows for the nine months ended March 31, 1997 and 1996. The accompanying consolidated balance sheet as of June 30, 1996 is presented herein as set forth in YSI's Annual Report on Form 10-K for the year ended June 30, 1996. These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in YSI's annual consolidated financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. Readers of these statements should refer to the consolidated financial statements and notes thereto as of June 30, 1996 and 1995 and for the years then ended filed with the Securities and Exchange Commission on Form 10-K.

         The consolidated financial statements as of and for the three months and nine months ended March 31, 1996 have been adjusted to reflect the consolidation of the results of operations of Introspect HealthCare, Corporation. See NOTE 3 - ACQUISITION for further discussion.

         The weighted average common and common equivalent shares and the per share amounts as of and for the three months and nine months ended March 31, 1996 have been restated to reflect a three-for-two stock split which was effective May 24, 1996.

         Operating results for the three months and nine months ended March 31, 1997 and 1996 are not necessarily indicative of the results that may be expected for a full fiscal year.


2.       DISPOSITION OF BEHAVIORAL HEALTH BUSINESSES

         In March 1997, the board of directors approved, and management committed to, a plan to sell the nine programs that comprise the Company's behavioral health business. The Company will continue to operate its behavioral health businesses until a sale can be consummated which the Company is attempting to accomplish by September 30, 1997. As a result of this decision to dispose of the behavioral health businesses, the Company has recorded a restructuring charge of $27,000,000 to reduce the carrying amount of behavioral health assets to their estimated fair value less selling costs. Without the restructuring charge, the Company's (loss) earnings per share would have been $(.05) and $.11 for the three and nine months ended March 31, 1997, respectively.

         Revenues and contribution from operations for the behavioral health businesses for the three and nine months ended March 31, 1997 and March 31, 1996 were as follows (in thousands):

                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                       MARCH 31,             MARCH 31,
                                       --------              --------
                                     1997    1996         1997       1996
                                     ----    ----         ----       ----
Revenues                          $10,731   $11,480     $35,600    $31,689
Contribution from
  operations                         (264)    1,569       2,048      3,208

3.       ACQUISITION

         In September 1996, the Company exercised its option (the "Option") to acquire all of the stock of Introspect HealthCare, Corporation ("Introspect"). The Company acquired the Option on July 1, 1995, in conjunction with acquiring the Desert Hills New Mexico program from Introspect and entering into a management agreement to manage Introspect for a period of five years. As a result of the "early" exercise of the Option effective as of September 1, 1996 (the Option was exercisable at any time during the five year period) and the significant degree of Introspect's financial dependence on the Company, accounting principles required that the pre-acquisition operating results of Introspect be consolidated with those of the Company. As a result, the three months and nine months ended March 31, 1996 have been adjusted to reflect revenues of $3,757,000 and $11,025,000, expenses of $4,226,000, and
$11,629,000, and a net loss of $469,000 and $604,000, respectively, related to the pre-acquisition consolidation of Introspect. In addition, the fiscal 1997 results include revenues of $2,946,000, expenses of $2,575,000 and a net income of $371,000, related to the pre-acquisition consolidation of Introspect from July 1, 1996 to August 31, 1996.


4.       CERTAIN TRANSACTIONS

         During the second quarter of fiscal 1997, the Company restructured its arrangement with International Youth Institute ("IYI"). As previously reported, the Company began outsourcing its training of its child care staff workers from IYI as of July 1, 1996. In connection with this arrangement, a number of YSI employees who were trainers of other YSI employees were hired by IYI. In late calendar year 1996, YSI renegotiated the arrangement in order to be compensated for the know-how, training materials and other intellectual property that had been transferred to IYI by virtue of the transfer of former YSI employees to IYI. Under the revised agreement, IYI paid $700,000 for the transfer of such assets, and will not be compensated for training services it provided prior to January 1, 1997. The amount of $700,000 has been included in revenues in the accompanying statement of income for the nine months ended March 31, 1997. In addition, IYI grants YSI a perpetual, fully-paid and royalty-free license to use the intellectual property in its operations. YSI and IYI also entered into a training services agreement pursuant to which IYI provides certain training services to YSI for a period of five years at an average rate of approximately $36 per month per full-time employee of YSI.

         In December 1996, the Company amended its Revolving Line of Credit agreement with a bank to increase the loan amount to the lesser of $20,000,000 or the sum of 85% of the eligible accounts receivable and 95% of the cash and cash equivalents on deposit with the bank. Amounts drawn under this line of credit bear interest at LIBOR plus 150 basis points and are payable on demand. As of March 31, 1997, YSI had outstanding borrowings under this line of credit of approximately $7,300,000 which was repaid subsequent to March 31, 1997.

         Effective November 8, 1996, the stockholders of the Company approved an increase in the Company's authorized common stock from 20,000,000 shares to 70,000,000 shares.

5.       EARNINGS PER SHARE

         In March 1997, the Financial Accounting Standards Board released SFAS 128 "Earnings Per Share." The new statement is effective December 15, 1997 and early adoption is not permitted. When adopted, SFAS 128 will require the restatement of prior periods and disclosure of basic and diluted earnings per share and related computations. The implementation of SFAS 128 and the retroactive restatement process will have no effect on the Company's reported earnings per share for the three months and nine months ended March 31, 1997. The retroactive restatement process would require additional disclosure of basic earnings per share of $0.08 and $0.23 for the three months and nine months ended March 31, 1996, respectively.

                       YOUTH SERVICES INTERNATIONAL, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         YSI operates programs designed to provide educational and treatment services to troubled youth. As of March 31, 1997, YSI operated 22 residential programs in 12 states. The youth in these programs can be segregated into two categories--juvenile justice programs for adjudicated youth and behavioral health programs primarily for non-adjudicated youth. As of March 31, 1997, YSI operated 13 juvenile justice programs and nine behavioral health programs. The Company operates its programs through wholly-owned subsidiaries pursuant to contracts directly with government agencies and third party payors or, in certain instances, with unaffiliated not-for-profit entities that have contracts with government agencies. In March 1997, the board of directors approved, and management committed to, a plan to sell the nine programs which comprise the behavioral health business. This plan of disposition resulted in the recognition of a $27,000,000 restructuring charge during the period ended March 31, 1997.

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

         The contribution from operations, in general, is lower in the initial stages of a program's development primarily due to costs associated with the hiring and training of staff required to obtain licensing prior to admitting students into a program as well as costs incurred during the period prior to the achievement of stable program occupancy. The Company's contribution from operations as a percentage of revenue is greater under some of its contractual arrangements with unaffiliated not-for-profit entities because the not-for-profit entity is responsible for certain elements of operating the program and incurs some of the costs. Therefore, in these instances, the Company earns its margin on a lower base of revenues and expenses.

         This Form 10-Q contains certain forward-looking statements which involve known and unknown risks, uncertainties or other factors not under the Company's control which may cause actual results, performance or achievements of the Company to be materially different from the results, performance or other expectations implied in these forward-looking statements.


RECENT DEVELOPMENTS

         In October 1996, the Company was awarded a contract by the State of Florida, Department of Juvenile Justice, to operate a 102-bed juvenile corrections facility for adjudicated youth in Dade County, Florida. The Company commenced operations in early December 1996.

         In December 1996, YSI entered into an agreement with the State of Michigan to operate a juvenile facility at a former air force base in Michigan. The Company commenced operations of the Keweenaw Academy in January 1997.

         In March 1997, the Company was awarded a contract by the State of Florida, Department of Juvenile Justice, to operate a 60-bed juvenile corrections facility for adjudicated youth in Citrus County, Florida. The Company commenced operations in March 1997.

         During the quarter, the Company was awarded a contract by the State of Virginia to operate a 21-bed juvenile corrections facility for adjudicated youth in Virginia. The Company commenced operations in April 1997.

         In March 1997, the board of directors approved, and management committed to, a plan to sell the nine programs that comprise the Company's behavioral health business. The Company will continue to operate its behavioral health businesses until a sale can be consummated which the Company is attempting to accomplish by September 30, 1997. As a result of this decision to dispose of the behavioral health businesses, the Company has recorded a restructuring charge of $27,000,000 to reduce the carrying amount of behavioral health assets to their estimated fair value less selling costs.

RESULTS OF OPERATIONS AND JUVENILE JUSTICE INFORMATION

         The following table sets forth selected items from the Company's consolidated financial statements expressed as a percentage of total revenues:

                                           FOR THE THREE                      FOR THE NINE
                                            MONTHS ENDED                      MONTHS ENDED
                                             MARCH 31,                          MARCH 31,
                                             ---------                         ----------
                                       1997             1996             1997              1996
                                    ---------        ---------        ---------         ---------

 Revenues                              100.0%           100.0%           100.0%            100.0%

 Program expense:

      Direct operating                  88.6             86.3             85.6              85.5
      Amortization of goodwill           2.2              1.1              1.9               1.1
      Start-up costs                      -               0.1              0.2               0.1
                                    --------          -------          -------          --------

 Contribution from operations            9.2             12.5             12.3              13.3
 Other operating expenses:

      Selling, general and
      administrative                     8.7              4.9              7.3               5.6
      Restructuring charge              99.1               -              32.0                -
                                    --------          -------          -------          --------



 Income from operations                (98.6)             7.6            (27.0)              7.7
 Other income (expense):

      Interest expense                  (3.2)            (4.0)            (3.3)             (3.1)
      Other, net                          -               1.0              0.3               0.1
                                    --------          -------          -------          --------

 Income before income tax expense     (101.8)             4.6            (30.0)              4.7

 Income tax (benefit) expense          (23.4)             2.1             (6.5)              2.1
                                    --------          -------          -------          --------
 Net (loss) income                     (78.4)%            2.5%           (23.5)%             2.6%
                                    --------          -------          -------          --------

         The following table sets forth selected items from the Company's consolidated financial statements of the juvenile justice businesses expressed as a percentage of revenues:

                                         FOR THE THREE            FOR THE NINE
                                         MONTHS ENDED             MONTHS ENDED
                                           MARCH 31,               MARCH 31,
                                           ---------               ---------
                                        1997      1996           1997     1996
                                        ----      ----           ----     ----



 Revenues                               100%        100%         100%       100%
 Program expense:
    Direct operating                    82.6        87.5           82       83.4
    Amortization of goodwill              .6          .7           .6         .7
    Start-up costs                        -           .2           .3         .1
                                    --------    ---------    ---------  ---------
 Contribution from operations          16.8%        11.6%        17.1%      15.8%


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         Juvenile Justice and Behavioral Health

         Revenues. Revenues increased $1,941,000, or 7.7%, to $27,250,000 for the three months ended March 31, 1997 from $25,309,000 for the three months ended March 31, 1996 primarily as a result of the addition of new programs operated by the Company during each period and the continued expansion at existing facilities. Of the total increase in revenues, $884,000 was attributable to the operations of one program acquired during the third quarter of 1996; $1,154,000 was attributable to the operations of four programs that were acquired or opened after the third quarter of fiscal 1996 and $181,000 was attributable to the 17 programs that were operated by the Company for both the full three months ended March 31, 1997 and 1996. This increase was partially offset by $278,000 of non-recurring consulting revenue in the 1996 period. The average daily enrollment for all of the Company's programs increased 20.8% to 2,343 youth for the three months ended March 31, 1997 from 1,940 youth for the three months ended March 31, 1996, including a 12.7% increase in average daily enrollment in the 17 programs that the Company operated for both the full three months ended March 31, 1997 and 1996 to 2,158 youth from 1,915 youth. The Company reported an occupancy rate of 92.6% for the third quarter of fiscal 1997 compared to 90.7% for the third quarter of fiscal 1996 based on an average daily licensed capacity of 2,531 beds for the three months ended March 31, 1997 and 2,111 beds for the three months ended March 31, 1996.

         Program Direct Operating Expenses. Program direct operating expenses increased $2,313,000, or 10.6%, to $24,151,000 for the three months ended March 31, 1997 from $21,838,000 for the three months ended March 31, 1996 primarily as a result of the addition of new programs operated by the Company during each period and the continued expansion of existing facilities. Of the total increase in expenses, $807,000 was attributable to the operations of one program acquired during the third quarter of 1996 and $1,520,000 was attributable to the operations of four programs that were acquired or opened after the third quarter of fiscal 1996. The increase in expenses was partially offset by a decrease in expenses of $14,000 attributable to 17 programs that were operated by the Company in both the full three months ended March 31, 1997 and 1996. Salaries and related employee benefits constituted approximately 70.8% of program direct operating expenses for the three months ended March 31, 1997 compared to 61.3% of program direct operating expenses for the three months ended March 31, 1996 due primarily to the four programs that were in the initial stages of development
during the quarter ended March 31, 1997.   Generally, during the initial stages
of development, salaries and related expenses comprise a larger percentage of total expenses because licensing requires staff to be hired and trained prior to the admission of youth at which time other expenses begin to be incurred.

         Contribution from Operations. Contribution from operations for the three months ended March 31, 1997 decreased $669,000, or 21.1%, to $2,503,000 from $3,172,000 for the three months ended March 31, 1996. Contribution from operations decreased as a percentage of revenues to 9.2% for the three months ended March 31, 1997 compared to 12.5% for the three months ended March 31, 1996. This decrease was primarily due to the deteriorating operating performance of the Company's behavioral health businesses in the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996 and the operating performance of the four juvenile justice programs that were in the initial stages of development during the quarter ended March 31, 1997.

         Selling, General and Administrative Expenses. For the three months ended March 31, 1997, selling, general and administrative expenses increased $1,130,000, or 90.7%, to $2,376,000 from $1,246,000 for the three months ended
March 31, 1996. As a percentage of revenues, selling, general, and administrative expenses increased to 8.7% for the three months ended March 31, 1997 from 4.9% for the three months ended March 31, 1996. This increase primarily resulted from certain non-recurring expenses incurred in connection with the Company's overall restructuring of its internal operations as well as the increased number of programs being operated during these periods.

         Interest Expense. Interest expense decreased $115,000, or 11.5%, to $885,000 for the three months ended March 31, 1997 from $1,000,000 for the three months ended March 31, 1996. The decrease in interest expense resulted from a decrease of $309,000 due to the repayment of debt incurred in connection with the acquisitions of Desert Hills of New Mexico and Introspect and a partially offsetting increase in interest expense of $194,000 attributable to a full quarter of interest expense relating to the 7% Convertible Subordinated Debentures due 2006 that were issued on January 29, 1996.

         Income Taxes. The benefit from income taxes was $6,380,000, representing an effective tax rate of 23.0% for the three months ended March 31, 1997 as compared to income tax provision of $545,000, representing an effective tax rate of 46.2% for the three months ended March 31, 1996. The decrease in the effective tax rate was primarily attributable to the non-deductibility of a large component of the goodwill related to the behavioral health business which was included in the $27,000,000 restructuring charge.

         Net (Loss) Income. Net loss was $21,359,000, or $2.19 per share, for the three months ended March 31, 1997 compared to net income of $635,000, or $.07 per share, for the three months ended March 31, 1996.

      Juvenile Justice Only

      During the quarter ended March 31, 1997, the Board of Directors approved, and management committed to, a plan to sell the nine programs that comprise the Company's behavioral health business. To demonstrate the operating performance of the Company excluding the behavioral health business, the operating results derived from the Company's juvenile justice programs for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996 were as set forth below.

      Revenues. Revenues derived from juvenile justice programs increased $2,690,000, or 19.5%, to $16,519,000 for the three months ended March 31, 1997 from $13,829,000 for the three months ended March 31, 1996 primarily as a result of new programs operated by the Company during each period and the continued expansion of existing facilities. Of the total increase in revenues, $719,000 was attributable to the three programs that were opened after the third quarter of fiscal 1997, and $1,971,000 was attributable to the 10 programs that were operated by the Company in both the nine months ended March 31, 1997 and 1996. The average daily enrollment for all of the Company's juvenile justice programs increased 19% to 1,629 youth for the three months ended March 31, 1997 from 1,369 for the three months ended March 31, 1996, including a 12.5% increase in average daily enrollment in the 10 programs that the Company operated for both the three months ended March 31, 1997 and 1996 to 1,540 from 1,369. The Company reported an average occupancy rate of 94.6%
for the three months ended March 31, 1997 compared to 92.3% for the three months ended March 31, 1996 based on an average daily licensed capacity of 1,722 beds for the three months ended March 31, 1997 and 1,483 for the three months ended March 31, 1996.

         Program Direct Operating Expenses. Program direct operating expenses incurred from juvenile justice programs increased $1,554,000, or 12.8%, to $13,653,000 for the three months ended March 31, 1997 from $12,099,000 for the three months ended March 31, 1996 primarily as a result of the addition of new programs operated by the Company during the 1997 period and the continued expansion of existing facilities. Of the total increase in expenses, $1,112,000 is attributable to the operations of three programs that were opened after the third quarter of fiscal 1996. Salaries and related benefits constituted approximately 69.9% of program direct operating expenses for the three months ended March 31, 1997 compared to 66.0% of program direct operating expenses for the three months ended March 31, 1996 due primarily to the four programs that were in the initial stages of development during the quarter ended March 31,
1997.   Generally, during the initial stages of development, salaries and related expenses comprise a larger percentage of total expenses because licensing requires staff to be hired and trained prior to the admission of youth at which time other expenses begin to be incurred.

         Contribution from Operations. Contribution from operations derived from juvenile justice programs for the three months ended March 31, 1997 increased $1,164,000, or 72.6%, to $2,767,000 from $1,603,000 for the three months ended
March 31, 1996. Contribution from operations increased as a percentage of juvenile justice revenues to 16.8% for the three months ended March 31, 1997 compared to 11.6% for the three months ended March 31, 1996

NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO NINE MONTHS ENDED MARCH 31, 1996

         Juvenile Justice and Behavioral Health

         Revenues.  Revenues increased $11,992,000, or 16.6%, to $84,293,000 for the nine months ended March 31, 1997 from $72,301,000 for the nine months ended March 31, 1996 primarily as a result of the addition of new programs operated by the Company during each period and the continued expansion of existing facilities. Of the total increase in revenues, $5,878,000 was attributable to the operations of two programs acquired during the nine months ended March 31, 1996; $1,261,000 was attributable to the operations of four programs that were acquired or opened after the third quarter of fiscal 1996; $5,082,000 was attributable to the 16 programs that were operated by the Company in both the full nine months ended March 31, 1997 and 1996; $700,000 was attributable to the sale of the Company's training material and other intellectual property to IYI (see "Certain Transactions"); and $333,000 was attributable to certain non-recurring consulting revenues. The increase in revenues was partially offset by a decrease in revenues of $1,262,000 resulting from the cancellation of a management agreement. The average daily enrollment for all of the Company's programs increased 14.9% to 2,229 youth for the nine months ended March 31, 1997 from 1,940 youth for the nine months ended March 31, 1996, including a 13.5% increase in average daily enrollment in the 16 programs that the Company operated for both the nine months ended March 31, 1997 and 1996 to 2,062 youth from 1,817 youth. The Company reported an occupancy rate of 92.1% for the nine months ended March 31, 1997 compared to 97.2% for the nine months ended March 31, 1996 based on an average daily licensed capacity of 2,419 beds for the nine months ended March 31, 1997 and 1,995 beds for the nine months ended March 31, 1996.

         Program Direct Operating Expenses. Program direct operating expenses increased $10,301,000, or 16.7%, to $72,151,000 for the nine months ended March 31, 1997 from $61,850,000 for the nine months ended March 31, 1996 primarily as a result of the addition of new programs operated by the Company during each period and the continued expansion of existing facilities. Of the total increase in expenses, $5,367,000 was attributable to the operations of two programs acquired during the nine months ended March 31, 1996: $1,814,000 was attributable to the operations of four programs that were acquired or opened after the third quarter of fiscal 1996 and $4,389,000 was attributable to the
16 programs that were operated by the Company in both the full nine months ended March 31, 1997 and 1996. The increase in expenses was partially offset by a decrease in expenses of $1,269,000 resulting from the cancellation of a management agreement in fiscal 1996. Salaries and related employee benefits constituted approximately 67.8% of program direct operating expenses for the nine months ended March 31, 1997 compared to 65.6% of program direct operating expenses for the nine months ended March 31, 1996 due primarily to the four programs that were in the initial stages of development during the quarter
ended March 31, 1997.   Generally, during the initial stages of development,
salaries and related expenses comprise a larger percentage of total expenses because licensing requires staff to be hired and trained prior to the admission of youth at which time other expenses begin to be incurred.

         Contribution from Operations. Contribution from operations for the nine months ended March 31, 1997 increased $750,000, or 7.8%, to $10,394,000 from $9,644,000 for the nine months ended March 31, 1996. Contribution from operations decreased as a percentage of revenues to 12.3% for the nine months ended March 31, 1997 compared to 13.3% for the nine months ended March 31, 1996. This percentage decrease was mainly due to the deteriorating operating performance of the behavioral health businesses in the nine month period ended March 31, 1997 compared to the nine month period ended March 31, 1996 and the operating performance of four juvenile justice programs that were in the initial stages of development during the nine month period ended March 31, 1997.

         Selling, General and Administrative Expenses. For the nine months ended March 31, 1997, selling, general and administrative expenses increased $2,090,000, or 51.6%, to $6,137,000 from $4,047,000 for the nine months ended
March 31, 1996. As a percentage of revenues, selling, general and administrative expenses increased to 7.3% for the nine months ended March 31, 1997 from 5.6% for the nine months ended March 31, 1996. The most significant components of these costs relate to the compensation expense and consulting fees associated with business professionals necessary for the development and oversight of the Company's operations. The increase as a percentage of revenue for the nine months ended March 31, 1997 as compared to the nine months ended March 31, 1996 is primarily attributable to the Company's efforts to develop the infrastructure necessary to enhance its current operations and continue its growth. The increase also resulted from certain non-recurring expenses incurred in connection with the Company's overall restructuring of its internal operations during the period ended March 31, 1997.

         Interest Expense. Interest expense increased $559,000, or 25.0%, to $2,793,000 for the nine months ended March 31, 1997 from $2,234,000 for the nine months ended March 31, 1996. Of the increase in interest expense, $1,314,000 was attributable to the 7% Convertible Subordinated Debentures due 2006 that were issued on January 29, 1996, and the remaining increase of $145,000 was attributable to interest payable on the financing of the Company's personal property and increases in borrowings on the Company's revolving line of credit. The increase in interest expense was partially offset by a decrease in interest expense of $900,000 resulting from paying off debt incurred in connection with the acquisitions of Desert Hills of New Mexico and Introspect.

         Income Taxes. The benefit for income taxes was $5,431,000, representing an effective tax rate of 21.5% for the nine months ended March 31, 1997 as compared to an income tax provision of $1,523,000, representing an effective tax rate of 44.4% for the nine months ended March 31, 1996. The decrease in the effective tax rate was primarily attributable to the non-deductibility of a large component of the goodwill related to the behavioral health business which was included in the $27,000,000 restructuring charge.

         Net (Loss) Income. Net loss was $19,828,000, or $2.12 per share, for the nine months ended March 31, 1997 compared to net income of $1,905,000, or $.21 per share, for the nine months ended March 31, 1996.


         Juvenile Justice Only

         During the quarter ended March 31, 1997, the Board of Directors approved, and management committed to, a plan to sell the nine programs that comprise the Company's behavioral health business. To demonstrate the operating performance of the Company excluding the behavioral health business, the Company's operating results derived from the Company's juvenile justice programs for the nine months ended March 31, 1997 compared to the nine months ended March 31, 1996 were as set forth below.

         Revenues. Revenues derived from juvenile justice programs increased $8,081,000, or 19.9%, to $48,693,000 for the nine months ended March 31, 1997 from $40,612,000 for the nine months ended March 31, 1996 primarily as a result of new programs operated by the Company during each period and the continued expansion of existing facilities. Of the total increase in revenues, $1,743,000 was attributable to one program acquired during the nine months ended March 31, 1996; $826,000 was attributable to three programs that were opened after the third quarter of fiscal 1997; $4,479,000 was attributable to the nine programs that were operated by the Company in both the nine months ended March 31, 1997 and 1996; $700,000 was attributable to the sale of the company's training material and other intellectual property to IYI, and $333,000 was attributable to certain non-recurring consulting revenues. The average daily enrollment for all of the Company's juvenile justice programs increased 17.9% to 1,540 youth for the nine months ended March 31, 1997 from 1,306 for the nine months ended March 31, 1996, including a 10.8% increase in average daily enrollment in the nine programs that the Company operated for both the nine months ended March 31, 1997 and 1996 to 1,439 from 1,299. The Company reported an average occupancy rate of 93.8% for the nine months ended March 31, 1997 compared to 94.8% for the nine months ended March 31, 1996 based on an average daily licensed capacity of 1,641 beds for the nine months ended March 31, 1997 and 1,377 for the nine months ended March 31, 1996.

         Program Direct Operating Expenses. Program direct operating expenses incurred from juvenile justice programs increased $6,087,000, or 18.0%, to $39,908,000 for the nine months ended March 31, 1997 from $33,821,000 for the nine months ended March 31, 1996 primarily as a result of the addition of new programs operated by the Company during each period and the continued expansion of existing facilities. Of the total increase in expenses, $1,339,000 was attributable to one program acquired during the nine months ended March 31, 1996; $1,406,000 was attributable to the operations of three programs that were opened after the third quarter of fiscal 1996; and $3,342,000 was attributable to the nine programs that were operated by the Company in both the nine months ended March 31, 1997 and 1996. Salaries and related benefits constituted approximately 70.5% of program direct operating expenses for the nine months ended March 31, 1997 compared to 69.5% of program direct operating expenses for the nine months ended March 31, 1996 due primarily to the four programs that were in the initial stages of development
during the quarter ended March 31, 1997.   Generally, during the initial stages
of development, salaries and related expenses comprise a larger percentage of total expenses because licensing requires staff to be hired and trained prior to the admission of youth at which time other expenses begin to be incurred.

         Contribution from Operations. Contribution from operations derived from juvenile justice programs for the nine months ended March 31, 1997 decreased $1,910,000, or 29.7%, to $8,346,000 from $6,436,000 for the nine months ended
March 31, 1996. Contribution from operations increased as a percentage of juvenile justice revenues to 17.1% for the nine months ended March 31, 1997 compared to 15.8% for the nine months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company had $2,694,000 in cash and $24,802,000 of working capital. Net cash used in operating activities was $2,002,000 for the nine months ended March 31, 1997 compared to net cash provided by operating activities of $3,995,000 for the nine months ended March 31, 1996. This decrease resulted primarily from the operating loss during the period ended March 31, 1997 and certain reductions in accounts payable and accruals.

         Net cash used in investing activities was $4,703,000 for the nine months ended March 31, 1997, comprised of $4,651,000 that was used to fund acquisitions and $5,658,000 that was invested in leasehold improvements, vehicles, computer equipment and other capital expenditures in support of existing programs. These uses of cash were offset by proceeds from the sales of investments of $5,192,000.

         Net cash provided by financing activities was $2,353,000 for the nine months ended March 31, 1997 comprised of $14,109,000 of borrowings under the Company's debt agreements, $2,562,000 of proceeds from stock option exercises and $583,000 of net proceeds from the Employee Stock Purchase Plans, offset by the repayment of $14,901,000 of debt.

         In December 1996, the Company amended its Revolving Line of Credit agreement with a bank to increase the loan amount to the lesser of $20,000,000 or the sum of 85% of the eligible accounts receivable and 95% of the cash and cash equivalents on deposit with the bank. Amounts drawn under this line of credit bear interest at LIBOR plus 150 basis points and are payable on demand. As of March 31, 1997, YSI had outstanding borrowings under this line of credit of approximately $7,300,000 which was fully repaid subsequent to March 31, 1997.

         The Company believes that its current funds and funds available under its amended line of credit, together with existing capital resources and cash flow from its existing operations, will be sufficient to meet all indebtedness payments, to make all planned capital additions and improvements and meet other working capital needs for the next twelve months. However, if the Company should identify one or more acquisition targets or begin substantial "de novo" programs, it may need to access additional capital.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings other than routine litigation which the Company does not believe is significant to its future financial position or results of operations.


ITEMS 2 through 5 have been omitted since the item is either inapplicable or the answer is negative.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                 EXHIBIT NO.               DESCRIPTION
                -------------  ----------------------------------------------


                    11         Computation of Per Share Earnings


                    27         Financial Data Schedule

         (b) The registrant did not file any current reports on Form 8-K during the quarter ended March 31, 1997.

                       YOUTH SERVICES INTERNATIONAL, INC.


                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  YOUTH SERVICES
                                  INTERNATIONAL, INC.

                                  By:  /s/WILLIAM P. MOONEY
                                  -------------------------
                                  William P. Mooney
                                  Chief Financial Officer and
                                  Treasurer






 Date: May 15, 1997