Form 10-KT
period 1996-12-31
YOUTH SERVICES INTERNATIONAL INC
filed 1997-07-24
CIK 876726

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                       OR

[X]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM JULY 1, 1996 TO DECEMBER 31, 1996

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

                                   (NAME ON EACH EXCHANGE
     (TITLE OF EACH CLASS)            WHICH REGISTERED)
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates as of June 30, 1996 was $120,080,338.

     The registrant had shares of common stock outstanding as of June 30, 1996 of 10,079,477.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information from the registrant's Registration Statement on Form SB-2 (registration number 33-71958) filed with the Securities and Exchange Commission on November 19, 1993, as amended is incorporated by reference into
Part IV of this Form 10-K.

================================================================================

                       YOUTH SERVICES INTERNATIONAL, INC.
                               ------------------

                               INDEX -- FORM 10-K
       FOR THE TRANSITION PERIOD FROM JULY 1, 1996 TO DECEMBER 31, 1996

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

     On April 25, 1997, the Board of Directors approved a resolution to change the Company's year-end from June 30 to December 31. Consequently, the Company is filing this transition report on Form 10-K for the six month period ended December 31, 1996.


                                     PART I

ITEM 1. BUSINESS

     Youth Services International, Inc. (the "Company" or "YSI") is a leading national provider of private educational, developmental and rehabilitative programs which are designed to impact dramatically the thinking and behavior of troubled youth. The Company's programs focus on troubled youth who either have been adjudicated as delinquents or suffer from behavioral problems with the objective of effectively preparing them to become responsible self-sufficient taxpayers. The Company develops and operates a wide range of programs designed to promote accountability, respect and discipline through highly structured, physically demanding, intensely scheduled and intellectually challenging activities. In conjunction with these programs, the Company offers troubled youth a broad range of residential programs including juvenile justice academies, residential treatment centers, boot camps, group homes and foster homes, as well as non-residential programs including aftercare, tracking, counseling, partial care and day treatment services. As of December 31, 1996, the Company operated 20 residential programs in 12 states serving approximately 2,200 enrolled students and conducted non-residential programs serving approximately 800 additional youth. To date, the youth served by the Company have been drawn from more than 35 states, with each of which the Company maintains relationships.

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

     Over the last three years, the Company began to acquire companies which operate in the juvenile behavioral health business. In April 1997, the Company announced that it had committed to a plan to dispose of the behavioral health business and focus on the juvenile justice business. See "--Recent Developments."

MARKET

     The Company believes that the market for privately provided juvenile justice residential programs continues to grow. Trends reflecting increases in both the number of juvenile offenders and in the severity of the crimes committed suggest that there is a shortage of residential capacity and a lack of comprehensive programs to treat juvenile offenders. The Company expects that as juvenile crime continues to receive increasing levels of visibility, the need for youth care services will continue to increase. The Company also believes that certain demographic trends such as annual increases in both the number of teenagers and youth from single parent families will further contribute to the overall growth in the population of troubled youth in the United States.

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

BUSINESS STRATEGY

     The Company's objective is to continue to expand the provision of its high-quality, innovative and effective programs and services on a national basis to a broad variety of troubled youth. The Company plans to achieve this objective through the implementation of its growth and operating strategies. The key elements of the Company's growth strategy are to: (i) develop new programs through privatization; (ii) increase the licensed capacity of its programs;
(iii) expand its range of services; and (iv) pursue mergers and acquisitions. The key elements of the Company's operating strategy are to: (i) improve operating efficiencies; (ii) implement comprehensive information systems; and
(iii) limit capital deployment.

GROWTH STRATEGY

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

OPERATING STRATEGY

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

     Implement Comprehensive Information Systems. In order to continue to improve its business, YSI is developing and integrating an information management system that will produce better and more timely information and create cost efficiencies by enhancing the operation and control of the Company's student data management, financial management, human relations and executive management functions. The student data management function consists of maintaining a student data base, gathering information regarding the students upon arrival, monitoring and supplementing such information throughout their stay and developing meaningful reports of such data that will assist the Company in measuring the effectiveness of various programs and education and training techniques. The financial management system is designed to integrate the various financial systems from the Company's acquisitions and to develop consistent accounting procedures and controls and financial reporting. Similarly, the human resource system is designed to integrate the human resource functions for its approximately 2,700 employees. The Company is in the early development stage of an executive management system that will produce and summarize pertinent data regarding the operations of the programs which will permit more timely oversight and control by executive management.

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

PROGRAM FACILITIES AND SETTINGS

     Residential Juvenile Justice Academies. The Company's residential juvenile justice academies ("Academy") typically house troubled youth who are 13 to 18 years old and who have been adjudicated delinquent or are considered at risk of being adjudicated delinquent. These facilities range from medium security residential academies to high security facilities for serious offenders. The average length of stay in an Academy typically ranges from 6 to 24 months. The goal of the programs offered in the Academy environment is to change dramatically the thinking and behavior of the students and to provide them with the skills required to continue their education or training successfully, obtain employment and eventually become self-sufficient taxpayers. In addition, the Company offers several specialized programs at selected academies, including High Impact, Boot Camp, Sex Offender and Detention programs. See "-- Specialized Programs."

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

PROGRAM OFFERINGS

     The residential programs operated by the Company are as follows:

                                                                                                 AT DECEMBER 31, 1996
                                                                                        -----------------------------------
                                                                            INITIAL                 % INCREASE     NUMBER
                                         TYPE OF        START               LICENSED    LICENSED        IN           OF
             PROGRAMS                    FACILITY       DATE      SOURCE    CAPACITY    CAPACITY     CAPACITY     STUDENTS
----------------------------------   ----------------   -----    --------   --------    --------    ----------    ---------
Clarinda Academy, IA..............       Academy        2/92     de novo         60         247         312%          246
Victor Cullen Academy, MD.........       Academy        9/92       RFP           60         184         207           184
Reflections Treatment, TN.........       Academy        9/92       RFP           26          42          62            42
Forest Ridge, IA..................       Academy        2/93       Acq.         105         161          53           115
Hickey School, MD.................       Academy        7/93       RFP          312         323           4           315
YSI-Utah, UT......................   Community-Based    7/93       Acq.          60         209         248%          173
Chamberlain Academy, SD...........       Academy        11/93      Acq.          60          78          30            88
Springfield Academy, SD...........       Academy        11/93      Acq.          70         108          54            18
Parc Place, AZ....................         RTC          8/94       Acq.          46          46          --            48
Tarkio Academy, MO................       Academy        9/94     de novo        103         308         199           308
Promise House, AZ.................   Community-Based    10/94      Acq.          28          65         132            48
Developmental Behavioral
  Consultants, AZ.................   Community-Based    6/95       Acq.          97          97          --            90
Woodward Academy, IA..............       Academy        7/95       RFP           25          98         292            42
Desert Hills New Mexico, NM.......         RTC          9/96       Acq. (1)      72          72          --            65
Desert Hills Arizona, AZ..........         RTC          7/95       Acq.         120         139          16           116
College Station, TX...............         (2)          7/95       (2)           54          99          83            94
Camp Washington, VA...............       Academy        1/96       RFP           45          95         111            72
Tampa Bay Academy, FL.............         RTC          3/96       Acq.         104         104          --            53
Everglades Academy, FL............       Academy        12/96    de novo        102         102          --            30
Keweenaw Academy, MI..............       Academy        12/96    de novo         80          80          --            --
                                                                              -----       -----         ---         -----
Total/Percentage..................                                            1,629       2,657          63%        2,147
                                                                              =====       =====         ===         =====

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

     YSI employed approximately 2,700 personnel as of December 31, 1996: 51% in direct care workers; 40% in professional, teacher and manager positions; and 9% in support functions. In addition, the Company routinely utilizes independent contractors as needed for medical, educational, facility expansion, and support services.

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

ITEM 2. PROPERTIES

     Consistent with the Company's policy of limited capital deployment, most of the Company's facilities are leased and the total cost to the Company for the land and facilities that it owns was approximately $20.7 million as of December 31, 1996. Many of the lease arrangements are on terms the Company considers to be favorable. Several leases provide for multiple renewal periods at the option of the Company providing long-term availability for the Company without the long-term commitment of resources.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Reference is made to the Company's Form 10-Q for the quarter ended December 31, 1996 for the information required by this section.

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

                                                                                HIGH    LOW
                                                                                ----    ---
    FISCAL YEAR ENDED JUNE 30, 1995:
         1st Quarter.........................................................    6 1/2   4 2/3
         2nd Quarter.........................................................    5 1/3   3 2/3
         3rd Quarter.........................................................    6 7/12  3 11/12
         4th Quarter.........................................................    8 1/12  6 1/4
    FISCAL YEAR ENDED JUNE 30, 1996:
         1st Quarter.........................................................    7 1/12  5 1/2
         2nd Quarter.........................................................   11 1/3   6 3/4
         3rd Quarter.........................................................   17      10 1/6
         4th Quarter.........................................................   27 5/6  11 5/6

    TRANSITION PERIOD FROM JULY 1, 1996 AND DECEMBER 31, 1996
         July 1, 1996 to September 30, 1996 .................................   24      13 7/8
         October 31, 1996 to December 31, 1996...............................   17 3/4  10 7/8


     As of December 31, 1996 the approximate number of holders of record of common stock of the Company was 430.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data of the Company as of and for each of the years in the five year period ended June 30, 1996 and for the six month period ended December 31, 1996 are derived from the audited consolidated financial statements of the Company. The consolidated financial data for the six month period ended December 31, 1995 is unaudited. All of the financial data presented in the following table should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, included herein and Management's Discussion and Analysis of Financial Condition and Results of Operations. See "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                                                 SIX MONTHS
                                                                  YEAR ENDED JUNE 30,                        ENDED DECEMBER 31,
                                                   --------------------------------------------------      ---------------------
                                                    1992     1993       1994       1995        1996           1995        1996
                                                   ------  -------     -------   -------     --------      ---------   ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)            (unaudited)
STATEMENT OF OPERATIONS DATA:
Revenues........................................   $ 436    $ 8,895    $34,892    $53,087    $100,353      $  46,992   $  57,043
Program expenses
     Direct operating...........................     499      8,390     29,533     44,374      85,822         40,012      48,000
     Amortization of goodwill...................    --            7        286        583       1,039            478       1,010
     Start-up costs.............................     122        392         40        280          58             30         142
                                                   -----    -------    -------    -------    --------      ---------   ---------
Contribution from operations....................    (185)       106      5,033      7,850      13,434          6,472       7,891
Other operating expenses
     Selling, general and administrative........     620      1,595      2,731      4,097       5,760          2,801       3,761
     Costs of attempted acquisitions............    --        --         --         --            569             --          --
                                                   -----    -------    -------    -------    --------      ---------   ---------
Income (loss) from operations...................    (805)    (1,489)     2,302      3,753       7,105          3,671       4,130
                                                   -----    -------    -------    -------    --------      ---------   ---------
Other income (expense)
     Interest expense...........................      (1)      (173)      (403)      (268)     (3,160)        (1,234)     (1,908)
     Interest income............................      14          8         51         50         645             44         500
     Other income (expense), net................    --          (17)         2        (24)       (463)          (233)       (242)
                                                   -----    -------    -------    -------    --------      ---------   ---------
                                                      13       (182)      (350)      (242)     (2,978)         1,423      (1,650)
                                                   -----    -------    -------    -------    --------      ---------   ---------
Income (loss) before income tax (expense)
  benefit.......................................    (792)    (1,671)     1,952      3,511       4,127          2,248       2,480
Income tax (expense) benefit....................    --        --           140     (1,332)     (1,856)          (978)       (946)
                                                   -----    -------    -------    -------    --------      ---------   ---------
Net income (loss)...............................   $(792)   $(1,671)   $ 2,092    $ 2,179    $  2,271      $   1,270   $   1,534
                                                   =====    =======    =======    =======    ========      =========   =========
Earnings (loss) per common and common equivalent
  share.........................................   $(.17)   $  (.27)   $   .29    $   .26    $    .25      $     .14   $     .15
                                                   =====    =======    =======    =======    ========      =========   =========
Weighted average common and common equivalent
  shares outstanding............................   4,722      6,271      7,094      8,264       9,267          8,898      10,027
                                                   =====    =======    =======    =======    ========      =========   =========



                                                                     AS OF JUNE 30,                      AS OF DECEMBER 31,
                                                   --------------------------------------------------    ------------------
                                                    1992     1993       1994       1995        1996            1996
                                                   -----    -------    -------    -------    --------         -------
BALANCE SHEET DATA:
Cash............................................   $ 369    $   663    $ 3,816    $   784    $  7,046        $  3,037
Working capital.................................     444        178      6,078      9,624      29,923          12,795
Total assets....................................     742      4,704     18,130     29,050      74,639          93,089
Long-term obligations, net of current portion...      70      3,141      1,291      6,955      43,145          36,940
Total liabilities...............................     258      5,452      4,315     11,382      51,188          60,499
Shareholders' equity (deficit)..................     484       (748)    13,815     17,668      23,451          32,590

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

     On April 25, 1997, the Board of Directors approved a resolution to change the Company's year-end from June 30 to December 31.

CERTAIN TRANSACTIONS

     During the six months ended December 31, 1996, the Company restructured
its arrangement with International Youth Institute ("IYI").   The Company
began outsourcing its training of its child care staff workers from IYI as of July 1, 1996. In connection with this arrangement, a number of YSI employees who were trainers of other YSI employees were hired by IYI. In late calendar year 1996, YSI renegotiated the arrangement in order to be compensated for the knowledge, training materials and other intellectual property that had been transferred to IYI by virtue of the transfer of former YSI employees to IYI. Under the new agreement, IYI paid $700,000 for the transfer of such assets, and will not be compensated for training services it provided prior to January 1, 1997. The sale amount of $700,000 has been included in revenues in the accompanying statements of income for the six months ended December 31, 1996. In addition, IYI grants YSI a perpetual, fully-paid and royalty-free license to use the intellectual property in its operations. YSI and IYI also entered into a training services agreement pursuant to which IYI will provide certain training services to YSI for a period of five years at a rate of approximately $34 per month per full-time employee of YSI.

     During the second quarter, the Company reached agreement with Evergreen National Development, Inc. ("Evergreen") regarding termination of its agreement with YSI. YSI had entered into an agreement with Evergreen in early calendar year 1996 for services relating to property and facility maintenance, mergers and acquisitions, business development and general consulting matters. The Company terminated the agreement in September 1996 in connection with its determination that these services could more efficiently and effectively be performed by Company personnel. As a result of the termination, Evergreen agreed to pay the Company $648,000 of which approximately $360,000 was recorded as revenue in the six months ended December 31, 1996.

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

     In December 1996, the Company entered into an agreement with the State of Michigan to operate an 80 bed juvenile facility in Michigan. The Company commenced operations in March 1997.

RECENT DEVELOPMENTS

     In March 1997, the board of directors approved, and management committed to a plan to sell the nine programs that comprise the Company's behavioral health business. As a result of this decision to dispose of the behavioral health businesses, the Company recorded a restructuring charge of $27,000,000 in the quarter ending March 31, 1997 to reduce the carrying amount of behavioral health assets to their estimated fair value based upon an independent appraisal less selling costs. In July 1997, the Company entered into a definitive agreement to sell the behavioral health business for $21.7 million. The Company expects to record a pre-tax gain of approximately $6.0 million from the sale. The Company will continue to operate its behavioral health business until the closing of the sale which is expected to occur on or before September 30, 1997.

     In September 1996, the Company exercised its option (the "Option") to acquire all of the stock of Introspect Healthcare Corporation ("Introspect") for $4,000,000 in cash and the assumption of $15,668,000 of liabilities. In addition, unamortized costs related to the purchase of the Option, notes and other receivables due to the Company from Introspect and costs related to the exercise of the Option, in the aggregate amount of approximately $3,000,000 million, will be considered as part of the purchase price. Upon exercise of the Option, the Company retired approximately $9,700,000 of Introspect's indebtedness with an average interest rate of approximately 11.7% utilizing funds drawn against YSI's existing credit facilities.

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

RESULTS OF OPERATIONS

     The following table sets forth selected items from the Company's consolidated financial statements expressed as a percentage of total revenues:

                                                                                                            SIX MONTHS
                                                                        FISCAL YEAR ENDED JUNE 30,      ENDED DECEMBER 31,
                                                                        --------------------------      ------------------
                                                                        1994      1995      1996         1995        1996
                                                                        -----     -----     -----       -----       ------
Revenues.............................................................   100.0%    100.0%    100.0%      100.0%      100.0%
Program expenses:
     Direct operating................................................    84.6      83.6      85.5        85.1        84.1
     Amortization of goodwill........................................     0.9       1.1       1.0         1.0         1.8
     Start-up costs..................................................     0.1       0.5       0.1         0.1         0.2
                                                                        -----     -----     -----       -----       -----
Contribution from operations.........................................    14.4      14.8      13.4        13.8        13.9
Other operating expenses:
     Selling, general and administrative.............................     7.8       7.7       5.7         6.0         6.6
     Costs of attempted acquisitions.................................      --        --       0.6          --          --
                                                                        -----     -----     -----       -----       -----
Income from operations...............................................     6.6       7.1       7.1         7.8         7.3
Other income (expense):
     Interest expense................................................    (1.2)     (0.5)     (3.1)       (2.6)       (3.3)
     Interest income.................................................     0.2       0.1       0.6         0.1         0.9
     Other income (expense), net.....................................      --      (0.1)     (0.5)       (0.5)       (0.4)
                                                                        -----     -----     -----       -----       -----
Income before income tax benefit (expense)...........................     5.6       6.6       4.1         4.8         4.5
Income tax benefit (expense).........................................     0.4      (2.5)     (1.8)       (2.1)       (1.8)
                                                                        -----     -----     -----       -----       -----
Net income...........................................................     6.0%      4.1%      2.3%        2.7%        2.7%
                                                                        =====     =====     =====       =====       =====

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

     Contribution from Operations. Contribution from operations for the six months ended December 31, 1996 increased $1,419,000, or 21.9%, to $7,891,000 from $6,472,000 for the six months ended December 31, 1995. Contribution from operations decreased as a percentage of revenues to 13.9% for the six months ended December 31, 1996 compared to 13.8% for the six months ended December 31, 1995.

     Selling, General and Administrative Expenses. For the six months ended December 31, 1996, selling, general and administrative expenses increased $960,000, or 34.3%, to $3,761,000 from $2,801,000 for the six months ended
December 31, 1995. As a percentage of revenues, selling, general, and administrative expenses increased to 6.6% for the six months ended December 31, 1996 from 6.0% for the six months ended December 31, 1995. The most significant components of these costs relate to the compensation expense and consulting fees associated with business professionals necessary for the development and oversight of the Company's operations. The increase as a percentage of revenue for the six months ended December 31, 1996 as compared to the six months ended December 31, 1995 is primarily attributable to the Company's efforts to develop the infrastructure necessary to enhance its current operations and continue its growth.

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

     Interest Income.   Interest income increased $456,000 to $500,000 for
the six months ended December 31, 1996 from $44,000 for the six months ended December 31, 1995. The increase is primarily attributable to $292,000 of dividend income earned on temporary investments, and $135,000 of interest income earned on the mortgage note receivable related to the Tampa Bay Academy acquisition.

     Income Taxes. The provision for income taxes was $946,000, representing an effective tax rate of 38.1% for the six months ended December 31, 1996 as compared to $978,000, representing an effective tax rate of 43.5% for the six months ended December 31, 1995. The decrease in the effective tax rate was attributable to a $264,000 increase in the pre-acquisition operating results of Introspect. These operating results were not taxable to the Company, and therefore, had a favorable impact on the Company's effective tax rate.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had $3,037,000 in cash and $12,795,000 of working capital, which included $5,204,000 of investments available-for-sale. Net cash provided by operating activities was $1,882,000 for the six months ended December 31, 1996. Net accounts receivable increased $2,123,000 to $22,050,000 at December 31, 1996 from $17,467,000 at June 30, 1996 primarily as a result of the acquisition of Introspect effective September 1, 1996.

     Net cash used in investing activities was $7,228,000 for the six months ended December 31, 1996, of which $4,000,000 was used to fund the acquisition of Introspect; $4,197,000 was invested in leasehold improvements, vehicles, computer equipment and other capital expenditures in support of existing programs, as well as the start-up of Keweenaw Academy in Michigan; $5,191,000 represents the net principal and dividend income related to the sale of a temporary investment; $7,797,000 represents goodwill, and $221,000 represents investments in deferred software costs, a prepaid consulting agreement and other long-term asset investments.

     Net cash provided by financing activities was $1,337,000 for the six months ended December 31, 1996 comprised of $8,240,000 of borrowings under the Company's lines of credit, and $1,136,000 of net proceeds from the Employee Stock Option and Employee Stock Purchase Plans, offset by the repayment of $7,987,000 of borrowings under the lines of credit and other long-term borrowings. As of December 31, 1996, the Company had approximately $3,800,000 available on its existing bank revolving line of credit.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

     The consolidated financial statements of the Company are included on pages F-1 through F-31 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by this Item 9 is not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


BOARD OF DIRECTORS

     As of December 31, 1996, the Board of Directors was comprised of the following persons:

W. James Hindman                  Chairman of the Board
Timothy P. Cole                   Vice Chairman of the Board
                                    and Chief Executive Officer
Henry D. Felton                   Director
J. Donald Black                   Director
Mayer Kanter, Esq.                Director
Cynthia K. Hindman, M.D.          Director
Martin V. Marshall                Director
Jacques T. Schlenger, Esq.        Director

     Subsequent to December 31, 1996, Messrs. Hindman and Felton, and Dr. Hindman resigned from the Board and Alan J. Andrieni and Bobbie L. Huskie were appointed to the Board.

     TIMOTHY P. COLE. Mr. Cole, who is 52 years old, serves as the Chairman of the Board, Chief Executive Officer and President of the Company. Prior to joining the Company in August 1996, Mr. Cole served as Chairman of the Board of Wackenhut Corrections Corporation, Executive Vice President of The Wackenhut Corporation and as President of the Government Services Group of The Wackenhut Corporation. Prior to joining Wackenhut in 1988, he served as Program Director for Martin Marietta Corporation. Mr. Cole is a graduate of the University of Oklahoma and received his MBA from Pepperdine University. He is also a graduate of the Harvard University Graduate School of Business Advanced Management Program.

     J. DONALD BLACK. Mr. Black, who is 61 years old, has been a director of the Company since May 1993. Since 1985, Mr. Black has been President of R/B Development Corporation, which operates Jiffy Lube Centers in Minneapolis. He is also currently the managing partner of BT Properties, an apartment management firm. From 1978 to 1991, Mr. Black served on the board of directors of the Northside Child Development Center, a day care center providing services to parents and children. From 1978 to 1990, Mr. Black served as President, Director and Volunteer Counselor at the Bridge for Runaway Youth, a social service agency which provides crisis and treatment services to runaway adolescents and their families.

     MAYER KANTER, ESQ. Mr. Kanter, who is 60 years old, has served as a director of the Company since May 1993. He has practiced law for 30 years in Sioux City, Iowa. Mr. Kanter has served as a Hospitalization Referee (Judge) since 1981 and in 1984 served as a Juvenile Referee (Judge) in Woodbury County, Iowa. He is currently a member of the Iowa Supreme Court Advisory Commission for juvenile rules.

     MARTIN V. MARSHALL. Mr. Marshall, who is 74 years old, has served as a director of the Company since November 1994. Mr. Marshall is the Henry R. Byers Professor of Business Administration, Emeritus, Harvard University. Over the years, he has taught in all the major programs of the Harvard Business School and from 1981 through 1993 chaired the School's Owner/President Management Program and in management schools in Europe, Mexico, and Asia. Also, he has consulted or been a board member with a large number of domestic and international companies in a variety of fields and has written extensively on marketing and long-term business planning.

     JACQUES T. SCHLENGER, ESQ. Mr. Schlenger, who is 68 years old, has served as a director of the Company since November 1994. Mr. Schlenger has been a partner in the law firm of Venable, Baetjer and Howard since 1963, where he founded and served as head of the tax department from 1963 to 1979 and as managing partner from 1979 to 1986.

     ALAN J. ANDRIENI. Mr. Andrieni, who is 50 years old, was appointed a director of the Company in January 1997. Since April 1997, Mr. Andrieni has served as President and Chief Executive Officer of InterWorld Corporation, a provider of software that enables corporations to do business on the internet. Until April 1997, Mr. Andrieni served as the executive vice president and director of Comdisco, Inc., a leading technology services company since 1994 and previously served as senior vice president since 1986. He was elected to Comdisco's Board of Directors in 1992 and is a member of Comdisco's Office of the President. Andrieni also serves on the Board of Directors for Hugoton Energy Corporation, InterWorld Technology Ventures, Inc. and Astor Corporation. Prior to joining Comdisco, Andrieni served as a vice president of Salomon Brothers in New York and London from 1973 to 1978, working in general corporate finance, mergers and acquisitions and lease financing. Mr. Andrieni graduated from Princeton University and received his Juris Doctor from Rutgers University Law School.

     BOBBIE L. HUSKEY. Ms. Huskey, who is 49 years old, was appointed a director of the Company in June 1997. Since 1984, Ms. Huskey has served as the President of Huskey & Associates, a consulting firm founded by Ms. Huskey that provides juvenile justice facility planning and programming services to state and local governments. She is the immediate past president of the American Correctional Association (ACA) after serving as its president for two years and has been an active member of the ACA Executive Committee for 10 years. Ms. Huskey has authored numerous articles and appeared on national news programs regarding corrections and juvenile justice issues. She has led more than 50 planning studies across the country and has served as a consultant to the National Institute of Corrections.

EXECUTIVE OFFICERS

     Mr. Cole, is Chairman of the Board, Chief Executive Officer and President of the Company, as discussed above (see "Board of Directors"). In addition, the following individuals serve as executive officers of the
Company:

     MARK S. DEMILIO. Mr. Demilio, who is 41 years old, serves as Senior Vice President - Corporate Development, General Counsel and Secretary. Prior to joining the Company in March 1997, Mr. Demilio was a partner with Miles & Stockbridge, a Baltimore law firm, since 1994, and had served as an associate with that firm since 1989. Mr. Demilio received his Juris Doctor in 1986 from the University of Maryland School of Law. Prior thereto, Mr. Demilio, a 1977 graduate of Villanova University with Bachelor of Science degree in Accounting, served as a certified public accountant with Arthur Anderson LLP and a financial analyst with Blue Cross and Blue Shield of Maryland.

     DAVID B. DOLCH. Dr. Dolch, who is 41 years old, serves as Executive Vice President-Operations. He joined the Company in April 1994 as Executive Director of the Victor Cullen Academy program. In May 1994, Dr. Dolch received his doctorate in Education from La Salle University. Prior to joining the Company, Dr. Dolch served as Athletic Director and Head Football Coach at Morningside College from 1988 to 1994 and prior to that he was Head Football Coach at Bowie State University from 1986 to 1988.

     WILLIAM P. MOONEY. Mr. Mooney, who is 41 years old, serves as Chief Financial Officer and Treasurer of the Company, and previously served the Company as Controller from November 1992 through March 1994. Mr. Mooney has 20 years of financial and management experience. From 1981 until he joined the Company in November 1992, Mr. Mooney worked at ESPN, Inc., serving as Corporate Controller, Assistant Secretary, and after 1990, as Director of new business financial and administrative operations. Prior to joining ESPN, Mr. Mooney was as internal auditor and financial manager at Getty Oil Company from 1976 to 1981 and a staff auditor with Arthur Andersen LLP, where he began his career in 1975.

     KIMBERLY E. NICHOLS. Ms. Nichols, who is 28 years old, serves as Vice President Finance and Investor Relations. Prior to joining the Company in February 1994, Ms. Nichols served as a certified public accountant with Arthur Andersen LLP since 1990. Ms. Nichols who is a graduate of James Madison University, with a Bachelor of Business Administraion in Accounting, is currently attending Loyola College in Maryland and is a candidate for a Master of Business Administration in Finance.

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and any persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (SEC) reports of ownership and changes in ownership of the Company's Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that there was compliance for the period from June 30, 1996 to December 31, 1996 with all Section 16 filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners.

ITEM 11. EXECUTIVE COMPENSATION

     The following tables and related text summarize, in accordance with the regulations of the Securities and Exchange Commission, the Company's compensation of certain of its executive officers.

SUMMARY COMPENSATION

     The following table summarizes certain information regarding the compensation for the six month period ended December 31, 1996 and for each of the fiscal years ended June 30, 1996, 1995 and 1994 of the Company's chief executive officer and its most highly compensated executive officers during the fiscal year ended June 30, 1996. No other executive officer of the Company had salary and bonus which exceeded $100,000 during the fiscal year ended June 30, 1996.

                                                                               LONG-TERM
                                                                              COMPENSATION
                                                  ANNUAL COMPENSATION         ------------
   NAME AND PRINCIPAL POSITION               -----------------------------      OPTIONS        ALL OTHER
     ON DECEMBER 31, 1996            YEAR      SALARY       BONUS    OTHER      GRANTED       COMPENSATION
----------------------------------   ----    -----------    ------   -----    ------------    ------------
W. James Hindman                     1996*(a) $      0        --     --               --       $    --
Chairman of the Board                1996 (a) $212,375        --     --(b)            --       $ 3,412(c)
                                     1995 (a)  150,000        --     --(b)       150,000         2,409(c)
                                     1994 (a)  143,750        --     --(b)            --        20,362(d)
Timothy P. Cole                      1996*(e) $123,635        --     --          125,000            --
Chief Executive Officer
 and President
Henry D. Felton, IV                  1996*(f) $      0        --     --               --            --
                                     1996     $138,167        --     --               --       $ 1,356(c)
                                     1995      125,000        --     --           37,500           273(c)
                                     1994      118,750        --     --               --         5,645(g)

Fletcher J. McCusker                 1996*(h) $ 58,723        --     --               --            --
                                     1996 (h) $117,000        --     --           97,500            --

------------------------------
* Subseqent to June 30, 1996, the Company changed its fiscal year-end to December 31. Information is for the six months ended December 31, 1996.

(a) Mr. Hindman received this compensation for fiscal years 1994 through 1996 as Chief Executive Officer of the Company, and resigned as Chief Executive Officer effective July 1, 1996.

(b) Mr. Hindman received certain perquisites and other personal benefits, the aggregate dollar cost to the Company of which did not exceed 10% of his total salary in fiscal years 1996, 1995 or 1994.

(c) Represents amounts contributed by the Company pursuant to the Company's 401(k) Retirement Plan.

(d) Includes $2,833 contributed by the Company pursuant to the Company's 401(k) Retirement Plan and $17,529 as special compensation for a personal guarantee of a loan to a Company subsidiary from the Maryland Department of Economic and Employment Development in the original principal amount of $500,000 bearing interest at the rate of prime plus 1 1/2% per annum and payable in 55 equal monthly installments of principal and interest (the "DEED Loan"). Such compensation is based, in the aggregate, on 5% of the average annual outstanding principal balance due on such loan.

(e) Mr. Cole joined the Company on August 5, 1996, as Chief Executive Officer and President.

(f) Mr. Felton resigned as Chief Operating Officer of the Company effective July 1, 1996.

(g) Includes $1,750 contributed by the Company pursuant to the Company's 401(k) Retirement Plan and $3,895 as special compensation for a personal guarantee of the DEED Loan.

(h) Mr. McCusker joined the Company in July 1995 as Executive Vice President Corporate Development and subsequently resigned effective December 31, 1996.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information with respect to the grant of stock options to the Company's named executive officers during the fiscal year ended June 30, 1996 and the six month period ended December 31, 1996.

                                                 INDIVIDUAL GRANTS                          POTENTIAL REALIZED
                               ------------------------------------------------------        VALUE AT ASSUMED
                                NUMBER OF       % OF TOTAL                                ANNUAL RATES OF STOCK
                                SECURITIES     OPTIONS/SARS                               PRICE APPRECIATION FOR
                                UNDERLYING      GRANTED TO     EXERCISE                        OPTION TERM
                               OPTIONS/SARS    EMPLOYEES IN    OR BASE     EXPIRATION    ------------------------
            NAME                 GRANTED       FISCAL YEAR      PRICE         DATE           5%           10%
----------------------------   ------------    ------------    --------    ----------    ----------    ----------
Timothy P. Cole                 125,000(a)        100.0%(b)     $17.00        8/04/06    $1,336,250    $3,386,703
Fletcher J. McCusker             60,000(c)         26.2%        $ 8.83       12/08/05    $  333,188    $  844,365
                                 37,500(d)         16.4%        $11.17        2/05/06    $  263,428    $  667,579

------------------------------

(a) Of these options, 80,000 became exercisable on February 5, 1997, 50,000 become exercisable on February 5, 1998 and the remaining 25,000 become exercisable on July 5, 1998.

(b) This percentage calculated based on options granted to employees during the period of July 1, 1996 through December 31, 1996.

(c) Of these options, 20,000 were immediately exercisable as of July 1995, the date of grant, 20,000 became exercisable in July 1996 and the remaining 20,000, which become exercisable in July 1997, were forfeited upon his resignation of employment as of December 31, 1996.

(d) These options were exercisable upon grant.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

     The following table sets forth the value of unexercised options held by the Named Officers as of December 31, 1996. None of the Named Officers exercised options during the fiscal year ended June 30, 1996 or the fiscal period ended December 31, 1996.

                                                        NO. OF SECURITIES UNDERLYING
                                 SHARES                    UNEXERCISED OPTIONS AT       VALUE OF UNEXERCISED IN THE
                                ACQUIRED                         12/31/96                MONEY OPTIONS AT 12/31/96
                                   ON         VALUE     ----------------------------    ----------------------------
            NAME                EXERCISE    REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
-----------------------------   ---------   ---------   -----------    -------------    -----------    -------------
W. James Hindman                    --         --         480,000               0       $ 6,320,000             --
Henry D. Felton                     --         --         162,499               0       $ 2,153,000             --
Fletcher J. McCusker            30,000         --          47,500               0       $   202,000             --

SEVERANCE BENEFITS AND OTHER AGREEMENTS

     The agreements may have the effect of discouraging takeovers and protecting such officers from removal, since such agreements increase the cost that would be incurred by an acquiring company seeking to replace current management.

     Employment Agreement. On July 17, 1996, the Company entered into an employment agreement with Timothy P. Cole. Pursuant to that agreement, Mr. Cole was elected the Chief Executive Officer and Vice Chairman of the Company effective August 5, 1996. The initial term of the employment agreement is three years. Beginning with the first anniversary of the agreement, the period of Mr. Cole's employment is to be extended by successive additional one-year terms beyond the two years then remaining on the agreement unless the Company or Mr. Cole provides notice prior to any anniversary that the agreement will not extend but will terminate at the end of the two year period following such anniversary.

     Under the agreement, Mr. Cole is entitled to a base salary of at least $300,000 per year and annual bonuses of up to 60% of his base salary. Mr. Cole will receive a bonus of not less than $100,000 for the fiscal year ended June 30, 1997. In addition, Mr. Cole was granted options to purchase 125,000 shares of the Company's common stock at $17.00 per share (the fair market value of YSI common stock on August 5, 1996) of which 50,000 become exercisable on February 5, 1997, 50,000 become exercisable on February 5, 1998 and the remaining 25,000 become exercisable on July 5, 1998. The options are exercisable until the close of business on August 5, 2001.

     Pursuant to the agreement, the Company agreed to reimburse Mr.Cole up to $100,000 of any losses realized on the sale of his former residence. The former residence has been sold and the Company reimbursed Mr. Cole approximately $55,000 for losses realized.

     The agreement further provides that Mr. Cole will not compete with the Company for two years following the termination of his employment and, in connection with entering into the agreement, Mr. Cole was provided a Change-In-Control Agreement. The Change in Control Agreement provides for the payment by the Company of certain specified benefits in the event the employment of Mr. Cole terminates under certain circumstances following any change in control of the Company. For purposes of this agreement, a change in control is deemed to take place whenever (i) a person, group of persons or other entities shall become the beneficial owner, directly or indirectly, of securities of the Company having 20% or more of the combined voting power of the Company's then-outstanding securities, (ii) there shall be certain significant changes in the composition of the Company's Board of Directors,
(iii) the Company enters into an agreement that would result in a change in control, or (iv) the shareholders of the Company approve certain extraordinary transactions.

     Circumstances triggering payment of the specified benefits to Mr. Cole under his agreement include (i) involuntary termination of employment (for reasons other than death, disability, retirement or cause) or (ii) voluntary termination by the employee in the event of certain significant changes in the nature of his employment. Benefits made available to the executive employee under the terms of the agreements in the event that his employment is terminated under the above-specified circumstances may include (i) a lump sum severance payment equal to three times the sum of the employee's annual base salary, (ii) maintenance of all life, disability, accident and health insurance substantially similar to those benefits to which the employee was entitled immediately prior to termination for a period of three additional years, (iii) certain additional payments to cover any excise tax imposed by Section 4999 of the Internal Revenue Code, and (iv) reimbursement of legal fees and expenses, if any, incurred as a result of such termination.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

     The following table presents certain information, as of June 30, 1997 regarding the beneficial ownership of shares of Common Stock by (i) each of the directors and named executive officers of the Company, (ii) all current directors and executive officers of the Company as a group and (iii) each person or entity known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock (assuming the exercise of options and warrants exercisable on or within 60 days of such date).

                                                                      SHARES BENEFICIALLY OWNED
                                                                      --------------------------
                               NAME                                      NUMBER          PERCENT
-------------------------------------------------------------------   -------------      -------
Timothy P. Cole                                                          50,000(1)            *
William P. Mooney                                                        31,125(2)            *
Kimberly E. Nichols                                                       3,750(3)            *
Alan J. Andrieni                                                         25,250               *
J. Donald Black                                                          74,905(4)            *
Mayer Kanter                                                            154,407(5)         1.52%
Martin V. Marshall                                                       18,044(6)            *
Jacques Schlenger                                                        19,407(7)            *
All current directors and executive officers as a group (10
  persons)                                                              376,888(8)         3.67%
OTHER 5% STOCKHOLDERS
W. James Hindman                                                        905,678(9)         8.99%
BAMCO, Inc.                                                             840,500(10)        8.34%
Essex Investment Management Company                                     920,100(11)        9.13%
HBK                                                                   1,000,469(12)        9.03%
Wellington Management Company                                           688,900(13)        6.83%

------------------------------

 *    Represents beneficial ownership of less than 1% of outstanding Common
      Stock.

 (1) Represents 50,000 shares issuable pursuant to options granted to Mr. Cole that are exercisable within 60 days.

 (2) Includes 30,125 shares issuable pursuant to options granted to Mr. Mooney that are exercisable within 60 days.

 (3) Includes 2,250 shares issuable pursuant to options granted to Ms. Nichols that are exercisable within 60 days.

 (4) Includes 38,250 shares issuable pursuant to options granted to Mr. Black that are exercisable within 60 days and 2,319 shares issuable upon exercise of a warrant issued to Mr. Black.

 (5) Includes 48,000 shares issuable pursuant to options granted to Mr. Kanter that are exercisable within 60 days.

 (6) Includes 15,000 shares issuable pursuant to options granted to Mr. Marshall that are exercisable within 60 days.

 (7) Includes 15,000 shares issuable pursuant to options granted to Mr. Schlenger that are exercisable within 60 days.

 (8) Includes 198,625 shares issuable pursuant to options granted to directors and executive officers that are exercisable within 60 days and 2,319 shares issuable upon the exercise of warrants issued to a director.

 (9) Excludes 105,000 shares that are beneficially owned by Mr. Hindman's wife, and 34,785 shares issuable upon exercise of a warrant issued to Mrs. Hindman.

 (10) Based upon an Amendment No. 1 to Schedule 13G, dated July 14, 1997, filed by Baron Capital Group, Inc. ("BCG"); Baron Capital, Inc. ("BCI");
      BAMCO, Inc. ("BAMCO"); Baron Capital Management, Inc. ("BCM"); Baron Asset Fund ("BAF"); and Ronald Baron as a group in accordance with Rule 13d-1(b)(1)(ii)(F), BCG, BCI and Ronald Baron are parent holding companies of BAMCO and BCM, investment advisors registered under the Investment Advisors Act of 1940, and Baron Asset Fund, an investment company registered under the Investment Company Act of 1940. According to the Amendment No. 1 to Schedule 13G, BAMCO and BCM have been granted the discretion to dispose of 695,000 shares (6.76% of the outstanding Common Stock) and 145,500 shares (1.42% of the outstanding Common Stock), respectively, held in the accounts of their advisory clients, one if whom is Baron Asset Fund, which beneficially owns 695,000 shares (6.76%) of Common Stock. BCI, as parent holding company of BCM, is deemed to beneficially own the 145,500 shares beneficially owned by BCM. BCG and Ronald Baron, as parent holding companies of BCI and BAMCO, are deemed to beneficially own the 840,500 shares beneficially owned by BCI and BAMCO in the aggregate.

(11) Based upon a Schedule 13G filed with the SEC on December 10, 1996 by Essex Investment Company ("Essex"), Essex is an investment advisor registered under the Investment Advisors Act of 1940 which has sole voting power over 687,935 shares and sole dispositive power over 920,100 shares.

(12) Based upon a Schedule 13D filed with the SEC on May 29, 1997 filed by HBK Investments, L.P., HBK Finance, L.P. and HBK Main Street Investments, L.P. as a group in accordance with Rule 13d-1(b)(1)(ii)(F), these shares are issuable upon conversion of the Company's 7% Convertible Subordinated Debentures Due 2006 ("Conversioin Shares") held by HBK Investments, L.P. (666,979 Conversion Shares), HBK Finance, L.P. (322,661 Conversion Shares) and HBK Main Street Investments, L.P. (10,829 Conversion Sharese). According to the Schedule 13D, these Conversion Shares represent 6.3%, 3.1% and 0.1%, respectively, of the total outstanding shares of Common Stock including the respective Conversion Shares in accordance with Rule 13d-3(d)(1)(i).

(13) Based upon a Schedule 13G filed with the SEC on January 24, 1997 by Wellington Management Company, LLP ("WMC"), WMC is an investment advisor registered under the Investment Advisors Act of 1940 which has sole voting power over 296,900 shares and sole dispositive power over 688,900 shares.

(10) Based upon a Schedule 13G, dated June 19, 1996, filed by BAMCO, Inc. and Baron Capital Management, Inc. as a group in accordance with Rule 13d-1(b)(1)(ii)(F), BAMCO, Inc. beneficially owns 555,750 shares and Baron Capital Management, Inc. beneficially owns 110,250 shares, representing 6.1% and 1.2% of the outstanding Common Stock as of June 30, 1996, respectively. According to the Schedule 13G, BAMCO, Inc. and Baron Capital Management, Inc. are investment advisers registered under the Investment Advisers Act of 1940 and Baron Asset Fund, an investment company registered under the Investment Company Act of 1940 and an advisory client of BAMCO, Inc. owns 495,750 (5.4%) of the shares beneficially owned by BAMCO, Inc.

(11) Based upon an Amendment No. 2 to Schedule 13G filed with the SEC on September 13, 1996 by Essex Investment Company ("Essex"), Essex is an investment adviser registered under the Investment Advisers Act of 1940 which has sole voting power over 672,200 shares and sole dispositive power over 844,562 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATED PARTY TRANSACTIONS

     Conference Center.  In August 1995, the Company entered into a Lease with
W. James Hindman and Dixie L. Hindman pursuant to which the Company leased from the Hindmans certain property owned by the Hindmans and constructed on the leased property a conference center and an apartment facility that is available for use by the Company. The improvements on the property were constructed at the sole cost of the Company. The Company is responsible for payment of all utilities used by the Company on the leased premises and is required to keep in effect at its own expense public liability insurance in an amount not less than $1,000,000 and employer's liability insurance in an amount not less than $100,000. The Company is authorized to use the leased premises for the operation of a conference and meeting center for employees and guests of the Company. The term of the lease is five years from the time of completion of the improvements and may be extended at the Company's option for an additional five-year period. During the original five-year term of the lease, the Company will not be required to pay any rent to the Hindmans. However, the Hindmans will receive the benefit of the improvements on their property, and the Company will surrender to the Hindmans, at the expiration of the lease, the leased premises as improved pursuant to the lease. The value of the improvements to the Hindmans property is approximately $200,000.

     Evergreen. During the fiscal year ended June 30, 1996, V. Joel Nicholson and Joel F. Smith resigned as executive officers of the Company. In connection with that resignation, the Company entered into an agreement with Evergreen National Development, Inc. ("Evergreen"), a corporation that was formed and organized by Messrs. Smith, Nicholson and certain other former employees of the Company. Under the terms of the agreement, the Company agreed to compensate Evergreen for services Evergreen provided to the Company relating to property and facility development, mergers and acquisitions, business development and general consulting matters on a basis set forth in the agreement.

     The agreement was approved by the Company's board of directors in a manner consistent with the Company's related-party transaction policy. In connection with considering and approving the terms of the agreement, the board of directors obtained an opinion from an independent investment banking firm to the effect that the agreement between the Company and Evergreen was fair to the Company from a financial point of view and its terms were generally as favorable to the Company as the terms that would have been available to the Company from unaffiliated third parties. During fiscal year 1996, the Company paid $275,000 to Evergreen for services it provided to the Company under the agreement. In September 1996, the Company terminated the agreement with Evergreen.

     Hindman Enterprises. The Company has recently reached an agreement with W. James Hindman Enterprises, Inc. ("Hindman Enterprises"), a corporation owned by
W. James Hindman, the Chairman of the Company concerning the Company's use of a Hawker business jet aircraft owned by Hindman Enterprises. Under the terms of an oral lease arrangement between the Company and Hindman Enterprises effective July 1, 1996, Hindman Enterprises has agreed to charge the Company $1,400 per hour for the Company's use of the aircraft. The Company also is responsible for the fuel and other direct costs it incurs in connection with use of the aircraft. Hindman Enterprises has agreed that the Company shall have first priority with respect to the scheduling and use of the aircraft.

     The Company entered into this arrangement after it investigated and solicited other proposals for the use of similar business aircraft and believes that the terms on which it is utilizing the aircraft are more favorable to the Company than terms available in the commercial marketplace. The Company has paid Hindman Enterprises approximately $126,000 since July 1, 1996, pursuant to this arrangement.

     International Youth Institute. The Company recently entered into an agreement with International Youth Institute, Inc. ("IYI"). Pursuant to the terms of this agreement, IYI has agreed to furnish the Company with training and related services from July 1, 1996 through June 30, 1999 unless either party sooner terminates the agreement by giving 90 days prior written notice to the other party. Timothy Hindman, who is the son of W. James Hindman, owns approximately 20% of the equity securities of IYI. Marc Michaelis, an executive officer of the Company, owns approximately 1% of the equity securities of IYI.

     The services IYI is to provide include program facility training needs assessments which will involve onsite assessment at both the individual employee and program levels, as well as quality assurance training, employee performance analysis and monthly reporting functions. In addition, IYI has agreed to provide YSI with basic training courses which will include orientation training for all new YSI employees and annual training required to continue applicable accreditations. The basic training orientation curriculum is to include training with respect to YSI's "formula for success" and "world of work"; juvenile justice and behavioral health matters; general health, safety and security matters; and crisis intervention methodologies. IYI has also agreed to make independent study, video and correspondence courses and elective training courses available to YSI and these offerings will be based on program training needs assessments and applicable youth development professional certification levels. In connection with entering into this arrangement, a number of YSI employees who had been employed by YSI to train other YSI employees were hired by IYI.

     Under the terms of the agreement, IYI is to receive approximately $860,000 per year, subject to certain adjustments, for the basic training assessment and program training it provides. IYI is to be compensated for providing the elective training courses on an incremental hourly basis at a fixed rate of $10 per student training hour and the costs of independent study, video and correspondence courses remain subject to negotiation. In addition to the basic training program fee and any fees pertaining to elective training, an annual administrative fee of $25,000 is payable to IYI by YSI at the beginning at each contract year.

     In connection with the resignation of W. James Hindman, founder of the Company, from the Board of Directors effective July 1, 1997, the Company appointed Mr. Hindman Chairman Emeritus and entered into a four-year Representation Agreement with Mr. Hindman. Under the Representation Agreement, Mr. Hindman agrees to represent the Company's interests with current and potential customers, governmental bodies and the public as and to the extent requested by the Company and in exchange, the Company will pay Mr. Hindman $20,000 per quarter during the four-year term.

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
  NO.                                          DESCRIPTION
-------    ------------------------------------------------------------------------------------
   3.1     Articles of Incorporation of the Company, as amended.(1)
   3.2     Bylaws of the Company, as amended and restated.
   4.1     The rights of security holders are defined in the Articles of Incorporation, as amended, and the Bylaws, as amended and restated, of the Company filed as Exhibits
           3.1 and 3.2 hereto, respectively.
   4.2     The Company's 12% Subordinated Debenture Due December 31, 2002.(1)
   4.3     Specimen of Common Stock Certificate.(1)
   4.4     Form of Company's 7% Convertible Subordinated Debentures Due February 1, 2006.
           (Included as exhibit to Exhibit 4.5 of this Form 10-K.)
   4.5     Fiscal and Paying Agency Agreement dated January 29, 1996 by and among the Company,
           The Chase Manhattan Bank, N.A., New York, The Chase Manhattan Bank, N.A., London and
           Chase Manhattan Bank Luxembourg S.A. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31,
           1995.)
  10.1     Contract among Youth Services International of Baltimore, Inc., the Company and the
           Maryland Department of Juvenile Services for the operation and management of the
           Charles H. Hickey, Jr. School.(1)
  10.2     Contract between Youth Services International of Maryland, Inc. and the Maryland
           Department of Juvenile Services for the operation of the Victor Cullen Center.(1)
  10.13    Contract between the State of Tennessee and Youth Services International of
           Tennessee, Inc., d/b/a Reflections Treatment Agency.(1)
  10.31    The Company's Stock Option Plan.(1)
  10.33    The Company's Board of Directors Compensation Plan. (Incorporated by reference to
           Exhibit 4 to the Company's Registration Statement on Form S-8 (registration number
           33-99500) filed with the SEC on November 16, 1995.)
  10.34    Warrant to Purchase Common Stock of The Company.(1)
  10.35    The Company's 1995 Employee Stock Option Plan. (Incorporated by reference to Exhibit
           4 to the Company's Registration Statement on Form S-8 (registration number 33-84934)
           filed with the SEC on October 11, 1994.)
  10.36    The Company's 1996 Employee Stock Option Plan. (Incorporated by reference to Exhibit
           4 to the Company's Registration Statement on Form S-8 (registration number 33-99498)
           filed with the SEC on November 16, 1995.)
  10.37    The Company's Fiscal Year 1997 Employee Stock Purchase Plan. (Incorporated by
           reference to Exhibit 4 to the Company's Registration Statement on Form S-8
           (registration number 333-07157) filed with the SEC on June 28, 1996.)
  10.38    The Company's 1995 Director Stock Option Plan. (Incorporated by reference to Exhibit
           4 to the Company's Registration Statement on Form S-8 (registration number 33-84938)
           filed with the SEC on October 11, 1994.)
  10.39    Asset Purchase Agreement between Parc Place Limited Partnership and Southwestern
           Children's Health Services, Inc., a wholly-owned subsidiary of the Company
           (Incorporated by reference to Exhibit   to the Company's Current Report on Form 8-K
           filed with the SEC on August 26, 1994.)
  10.40    Asset Purchase Agreement, dated as of August 11, 1994, by and among Parc Place
           Limited Partnership, Business Financial Services Corporation, Parc Place, Inc., PLC
           Management, Inc., Patricia L. Carey, Bertram J. Trobman and Southwestern Children's
           Health Services, Inc. (Incorporated by reference to Exhibit 1 to the Company's
           Current Report on Form 8-K, filed with the SEC on August 24, 1994.)
  10.41    Stock Purchase Agreement, dated as of September 1, 1994, by and among Nicholas J.
           Mavrolas and Suzan N. Mavrolas and Southwestern Children's Health Services,
           Inc.(Incorporated by reference to Exhibit 10.2 to the Company's Form 10-QSB, filed with the SEC on November 14, 1994.)
  10.42    Stock Purchase Agreement, dated as of June 1, 1995, by and among Kurt Mahoney, Ph.D.
           and Southwestern Children's Health Services, Inc.(2)
  10.43    Loan and Security Agreement, dated as of June 20, 1995, by and among the Company, each of its subsidiaries and Signet Bank/Maryland.(2)
  10.44    Master Revolving Promissory Note, dated as of June 20, 1995, by and among the
           Company, each of its subsidiaries and Signet Bank/Maryland.(2)

EXHIBIT
  NO.                                          DESCRIPTION
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
  NO.                                          DESCRIPTION
-------    ------------------------------------------------------------------------------------
  10.54    Mortgage, Assignment of Rents and Security Agreement dated April 13, 1989 by and between The Tampa Bay Academy, Ltd., a Florida limited partnership, and National
           Home Life Assurance Company, a Missouri corporation. (Incorporated by reference to
           Exhibit 2.6 to the Company's Current Report on Form 8-K, filed with the SEC on April
           11, 1996.)
  10.55    Assignment dated March 27, 1996 by National Home Life Assurance Company, n/k/a
           Providian Life and Health Insurance Company, a Missouri corporation in favor of the
           Company. (Incorporated by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K, filed with the SEC on April 11, 1996.)
  10.56    Promissory Note Modification Agreement dated March 27, 1996 by and among the
           Company, a Maryland corporation, The Tampa Bay Academy, Ltd., a Florida limited partnership, Wayne M. Shive, Ann W. Shive, Malcolm B. Harriman, Alysa G. Harriman,
           Edward C. Hoefle, Ronald L. Knaus and Yvonne Knaus. (Incorporated by reference to
           Exhibit 2.8 to the Company's Current Report on Form 8-K, filed with the SEC on April
           11, 1996.)
  10.57    Option Exercise Agreement, dated as of September 11, 1996, by and among the Company,
           Diversification Association, Inc., Introspect HealthCare Corporation, Desert Hills
           Center for Youth and Families of Nevada, Inc., Ocotillo Pediatric Services, Inc.,
           Desert Hills Center for Youth and Families, Inc., Desert Hills Center for Youth and
           Families of Hawaii, Inc., Anna Ash, William Ash, Manuel G. Bracamonte, Tamatha
           Bracamonte, Donald V. Campbell, Mary K. Campbell, Donna Heidinger, Guy W. Heidinger,
           Daniel R. Lopez, Nancy Lopez, Elizabeth McCusker, Fletcher J. McCusker, Judy McKee,
           and Michael McKee. (Incorporated by reference to the Company's Current Report on
           Form 8-K filed with the SEC on September 25, 1996. The Exhibits to the Option
           Exercise Agreement have been omitted from such Form 8-K and this filing. The Company hereby undertakes to furnish these materials to the SEC upon request.)
  11       Computation of Per Share Earnings.
  21       Subsidiaries of the Company
  23       Consent of Arthur Andersen LLP, independent public accountants.
  27       Financial Data Schedule

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

                                YOUTH SERVICES INTERNATIONAL, INC.

                                By:      /s/ TIMOTHY P. COLE
                                --------------------------------------
                                           TIMOTHY P. COLE
                                 CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE
                                         OFFICER AND PRESIDENT

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                TITLE                     DATE
---------------------------------------------   ---------------------------   -------------------

             /s/ TIMOTHY P. COLE                   Chairman of the Board,      July 24, 1997
---------------------------------------------     Chief Executive Officer
               TIMOTHY P. COLE                         and President
                                                   (Principal Executive
                                                         Officer)

            /s/ WILLIAM P. MOONEY                 Chief Financial Officer      July 24, 1997
---------------------------------------------          and Treasurer
              WILLIAM P. MOONEY                    (Principal Financial
                                                   Officer and Principal
                                                    Accounting Officer)

              /s/ J. DONALD BLACK                        Director              July 24, 1997
---------------------------------------------
               J. DONALD BLACK

              /s/ MAYER KANTER                           Director              July 24, 1997
---------------------------------------------
                MAYER KANTER

                                                         Director              July 24, 1997
---------------------------------------------
             MARTIN V. MARSHALL

          /s/ JACQUES T. SCHLENGER                       Director              July 24, 1997
---------------------------------------------
            JACQUES T. SCHLENGER

          /s/ ALAN J. ANDRIENI                           Director              July 24, 1997
---------------------------------------------
             ALAN J. ANDRIENI

          /s/ BOBBIE L. HUSKEY                           Director              July 24, 1997
---------------------------------------------
             BOBBIE L. HUSKEY

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Youth Services International, Inc.:

We have audited the accompanying consolidated balance sheets of Youth Services International, Inc. (a Maryland corporation) and subsidiaries as of June 30, 1995 and 1996, and December 31, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended June 30, 1994, 1995 and 1996, and for the six months ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Youth Services International, Inc. and subsidiaries as of June 30, 1995 and 1996, and December 31, 1996, and the results of their operations and their cash flows for the years ended June 30, 1994, 1995 and 1996, and the six months ended December 31, 1996, in conformity with generally accepted accounting principles.





Baltimore, Maryland,
   July 23, 1997

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996

                 AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1996



                                                                                                Unrealized
                                                                                                  Loss on           Total
                                                             Additional       Accumulated       Investments     Shareholders'
                                                 Common        Paid-in         (Deficit)        Available-        (Deficit)
                                                  Stock         Capital         Earnings         for-Sale           Equity
                                               -----------   -------------   --------------   --------------   --------------
                                                                      (in thousands except share data)
 BALANCE, June 30, 1995                        $      81      $   16,337      $    1,250       $       -        $   17,668
    Tax benefit realized due to exercise
       of employee stock options                      -            1,029              -                -             1,029
    Issuance of 490,946 shares of common
       stock under the Stock Option and
       Employee Stock Purchase Plan                    5           2,733              -                -             2,738
    Unrealized loss on investments
       available-for-sale, net of tax effect          -               -               -              (255)            (255)
    Net income                                        -               -            2,271               -             2,271
                                               ---------     -----------     -----------      -----------      -----------
 BALANCE, June 30, 1996                               86          20,099           3,521             (255)          23,451
    Tax benefit realized due to exercise
       of employee stock options                      -              522              -                -               522
    Issuance of 201,069 shares of common
       stock under the Stock Option,
       Employee Stock Purchase Plan and the
       Directors' Stock Option Plan                    2           1,157              -                -             1,159
    Unrealized gain on investments
       available-for-sale, net of tax effect          -               -               -               197              197
    Conversion of subordinated debentures
       to common stock                                 5           5,745              -                -             5,750
    Stock issuance costs                              -              (23)             -                -               (23)
    Net income                                        -               -            1,534               -             1,534
                                               ---------     -----------     -----------      -----------      -----------
 BALANCE, December 31, 1996                    $      93      $   27,500      $    5,055       $      (58)      $   32,590
                                               =========     ===========     ===========      ===========      ===========



   The accompanying notes are an integral part of these consolidated statements.

                                                                     Page 1 of 2
              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

              AS OF JUNE 30, 1995 AND 1996, AND DECEMBER 31, 1996

                                     ASSETS

                                                                       June 30,         June 30,       December 31,
                                                                        1995             1996             1996
                                                                    -------------    -------------    --------------
                                                                                     (in thousands)
CURRENT ASSETS:
   Cash                                                             $         784    $       7,046    $       3,037
   Cash held in escrow                                                      2,543               -                -
   Restricted cash                                                            656              500              371
   Investments available-for-sale                                              -             9,798            5,204
   Accounts receivable, net of allowance for doubtful
      accounts of $175, $748 and $1,027, respectively                       8,804           17,467           22,050
   Receivables from related parties                                            -                -             1,125
   Refundable income taxes                                                     40            1,046            1,046
   Current portion of notes receivable                                         -               113               51
   Prepaid expenses, supplies and other                                     1,224            1,918            3,360
   Deferred tax asset                                                          -                78              110
                                                                    -------------    -------------    -------------
          Total current assets                                             14,051           37,966           36,354
                                                                    -------------    -------------    -------------

PROPERTY, EQUIPMENT AND IMPROVEMENTS:
   Land                                                                       307              621            1,086
   Leasehold improvements                                                   2,280            7,134            9,794
   Program equipment                                                        1,135            2,289            4,004
   Buildings                                                                2,164            5,162           11,698
   Office furniture and equipment                                           1,738            3,874            4,181
   Vehicles                                                                 1,354            1,320            1,543
                                                                    -------------    -------------    -------------
                                                                            8,978           20,400           32,306

   Less- Accumulated depreciation                                          (1,726)          (3,265)          (4,881)
                                                                    -------------    -------------    -------------
                                                                            7,252           17,135           27,425
                                                                    -------------    -------------    -------------
OTHER ASSETS:
   Deposits                                                                   204              160              273
   Deferred debt issue costs, net                                             121            2,613            2,511
   Goodwill, net                                                            5,874            9,613           20,675
   Notes receivable, net of current portion                                    -             4,133            3,133
   Non-compete agreements, net                                                116              277              225
   Deferred tax asset                                                         392              750              591
   Management fee receivable                                                  510              154               -
   Other assets, net                                                          530            1,838            1,902
                                                                    -------------    -------------    -------------
                                                                            7,747           19,538           29,310
                                                                    -------------    -------------    -------------
          Total assets                                              $      29,050    $      74,639    $      93,089
                                                                    =============    =============    =============



   The accompanying notes are an integral part of these consolidated balance sheets.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

              AS OF JUNE 30, 1995 AND 1996, AND DECEMBER 31, 1996

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                         June 30,         June 30,       December 31,
                                                                          1995             1996             1996
                                                                      -------------    -------------    --------------
                                                                              (in thousands except share data)
  CURRENT LIABILITIES:
     Accounts payable                                                 $       1,927    $       1,465    $       2,025
     Accrued payroll                                                            538            1,641            1,859
     Accrued interest payable                                                    -             1,093              965
     Other accrued expenses                                                   1,121            3,018            5,326
     Deferred revenue                                                           102               38            1,469
     Short-term borrowings                                                      568               -                -
     Current portion of long-term debt and capital lease
        obligations                                                             133              788           11,915
     Deferred tax liability                                                      38               -                -
                                                                      -------------    -------------    -------------
            Total current liabilities                                         4,427            8,043           23,559

  CAPITAL LEASE OBLIGATIONS, less current portion                                 3            2,266            2,207

  7% CONVERTIBLE SUBORDINATED DEBENTURES                                         -            37,950           32,200

  12% SUBORDINATED DEBENTURES, net of unamortized
     original issue discount of $26, $17 and $12, respectively, including debentures in the principal amount of $580,
     held by shareholders or their close relatives                              974              983              988

  OTHER LONG-TERM DEBT, less current portion                                  5,978            1,946            1,545
                                                                      -------------    -------------    -------------
            Total liabilities                                                11,382           51,188           60,499
                                                                      -------------    -------------    -------------
  COMMITMENTS AND CONTINGENCIES

  SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value:
        authorized shares 70,000,000, issued and  outstanding
        8,056,141, 8,597,712 and 9,314,765, respectively                         81               86               93
     Additional paid-in capital                                              16,337           20,099           27,500
     Unrealized loss on investments available-for-sale                           -              (255)             (58)
     Accumulated earnings                                                     1,250            3,521            5,055
                                                                      -------------    -------------    -------------
            Total shareholders' equity                                       17,668           23,451           32,590
                                                                      -------------    -------------    -------------
            Total liabilities and shareholders' equity                $      29,050    $      74,639    $      93,089
                                                                      =============    =============    =============



   The accompanying notes are an integral part of these consolidated balance sheets.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996

                 AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1996



                                                                                                Unrealized
                                                                                                  Loss on           Total
                                                              Additional      Accumulated       Investments     Shareholders'
                                                 Common         Paid-in        (Deficit)        Available-        (Deficit)
                                                  Stock         Capital         Earnings         for-Sale           Equity
                                               -----------   -------------   --------------   --------------   --------------
                                                                      (in thousands except share data)
 BALANCE, June 30, 1993                        $      50      $    2,223      $   (3,021)              -        $     (748)
    Repurchase of 5,294 shares of common
       stock, at $2.00                                -              (11)             -                -               (11)
    Tax benefit realized due to exercise of
       employee stock options                         -              108              -                -               108
    Issuance of 1,950,000 shares in
       connection  with initial public
       offering                                       20          11,284              -                -            11,304
    Issuance of 612,695 shares of common
       stock under the Stock Option and
       Employee Stock Purchase Plan                    6           1,064              -                -             1,070

    Net income                                        -               -            2,092               -             2,092
                                               ---------     -----------     -----------       ----------      -----------
 BALANCE, June 30, 1994                               76          14,668            (929)              -            13,815
    Tax benefit realized due to exercise
       of employee stock options                      -              554              -                -               554
    Issuance of 479,067 shares of common
       stock under the Stock Option and
       Employee Stock Purchase Plan                    5           1,115              -                -             1,120
    Net income                                        -               -            2,179               -             2,179
                                               ---------     -----------     -----------      -----------      -----------
 BALANCE, June 30, 1995                               81          16,337           1,250               -            17,668
                                               ---------     -----------     -----------      -----------      -----------




 The accompanying notes are an integral part of these consolidated statements.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996

                 AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1996



                                                          June 30,        June 30,       June 30,      December 31,
                                                            1994            1995           1996           1996
                                                        -------------  -------------   ------------   --------------
                                                                    (in thousands except per share data)
REVENUES                                                $     34,892   $     53,087    $   100,353    $      57,043

PROGRAM EXPENSES:
   Direct operating                                           29,533         44,374         85,822           48,000
   Amortization of goodwill                                      286            583          1,039            1,010
   Start-up costs                                                 40            280             58              142
                                                        ------------   ------------    -----------    -------------
          Contribution from operations                         5,033          7,850         13,434            7,891

OTHER OPERATING EXPENSES:
   Selling, general and administrative                         2,731          4,097          5,760            3,761
   Costs of attempted acquisitions                                -              -             569               -
                                                        ------------   ------------    -----------    -------------
          Income from operations                               2,302          3,753          7,105            4,130
                                                        ------------   ------------    -----------    -------------

OTHER INCOME (EXPENSE):
   Interest expense                                             (403)          (268)        (3,160)          (1,908)
   Interest income                                                51             50            645              500
   Other income (expense), net                                     2            (24)          (463)            (242)
                                                        ------------   ------------    -----------    -------------
                                                                (350)          (242)        (2,978)          (1,650)
                                                        ------------   ------------    -----------    -------------
   Income before income tax benefit (expense)                  1,952          3,511          4,127            2,480
   Income tax benefit (expense)                                  140         (1,332)        (1,856)            (946)
                                                        ------------   ------------    -----------    -------------
          Net income                                    $      2,092   $      2,179    $     2,271    $       1,534
                                                        ============   ============    ===========    =============
   Earnings per common and common
      equivalent share                                  $       0.29   $       0.26    $      0.25    $        0.15
                                                        ============   ============    ===========    =============
   Weighted average common and common
      equivalent shares outstanding                            7,094          8,264          9,267           10,027
                                                        ============   ============    ===========    =============




 The accompanying notes are an integral part of these consolidated statements.

                                                                     Page 1 of 2
              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996

                 AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1996

                                                                   June 30,       June 30,       June 30,      December 31,
                                                                    1994            1995           1996           1996
                                                                ------------   ------------    -----------    ---------------
                                                                                       (in thousands)
 OPERATING ACTIVITIES:
   Net income                                                   $      2,092   $      2,179    $     2,271    $       1,534
   Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Loss (income) on Introspect operations                            -              -             296             (371)
        Depreciation and amortization                                    799          1,841          3,428            2,971
        (Gain) loss on disposal of property, equipment
           and improvements                                              (13)            -             105               -
        Loss on sale of investments                                       -              -              -                45
        Deferred income taxes                                           (381)            27           (304)              (2)
        Tax benefit realized due to exercise of employee
           stock options                                                 108            554          1,029              522
        Net change in operating assets and liabilities                (2,214)        (8,077)        (4,869)          (2,817)
                                                                ------------   ------------    -----------    -------------
 Net cash provided by (used in) operating activities                     391         (3,476)         1,956            1,882
                                                                ------------   ------------    -----------    -------------
 INVESTING ACTIVITIES:
    Purchases of property, equipment and  improvements                (2,522)        (3,521)        (9,675)          (4,197)
    Proceeds from sale of property, equipment and
        improvements                                                      25             -             674               -
    Goodwill                                                            (245)        (1,827)        (2,203)          (7,747)
    Disbursements for notes receivable                                    -              -          (4,271)              -
    Collection of notes receivable                                        -              -              25               62
    Purchases of investments                                              -              -         (10,223)            (316)
    Proceeds from sale of investments                                     -              -              -             5,191
    Other long-term assets                                                (4)          (511)        (1,887)            (221)
    Non-compete agreements                                                -             (40)          (250)              -
                                                                ------------   ------------    -----------    -------------
 Net cash used in investing activities                                (2,746)        (5,899)       (27,810)          (7,228)
                                                                ------------   ------------    -----------    -------------
 FINANCING ACTIVITIES:
    Proceeds from short-term borrowings                                  710            202            440            8,240
    Proceeds from borrowings on other long-term debt                      -           5,350          7,566               -
    Issuance of 7% convertible subordinated
        debentures                                                        -              -          37,950               -
    Repayments of short-term borrowings, other
        long-term debt and capital lease obligations                  (7,565)          (238)       (13,914)          (7,987)
    Proceeds from Initial Public Offering, net                        11,304             -              -                -
    Proceeds from issuance of common stock under the
        Employee Stock Option and Purchase Plans, net                  1,070          1,120          2,738            1,136
    Repurchase of common stock                                           (11)            -              -                -
    Deferred debt issue costs                                             -             (91)        (2,664)             (52)
                                                                ------------   ------------    -----------    -------------
 Net cash provided by financing activities                             5,508          6,343         32,116            1,337
                                                                ------------   ------------    -----------    -------------
 NET INCREASE (DECREASE) IN CASH                                       3,153         (3,032)         6,262           (4,009)

 CASH, beginning of period                                               663          3,816            784            7,046
                                                                ------------   ------------    -----------    -------------
 CASH, end of period                                            $      3,816   $        784    $     7,046    $       3,037
                                                                ============   ============    ===========    =============

 The accompanying notes are an integral part of these consolidated statements.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996

                 AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1996


                                                                 June 30,        June 30,       June 30,      December 31,
                                                                   1994           1995            1996           1996
                                                               ------------   -------------   ------------   --------------
                                                                                      (in thousands)
CHANGES IN OPERATING ASSETS AND
   LIABILITIES:
   Cash held in escrow                                         $        -     $     (2,543)   $     2,543    $          -
   Restricted cash                                                    (170)           (435)           156              129
   Accounts receivable                                              (2,730)         (4,187)        (8,700)          (2,123)
   Receivables from related parties                                     -               -              -            (1,125)
   Refundable income taxes                                            (177)            137         (1,006)              -
   Prepaid expenses, supplies and other                                (70)           (948)          (684)          (1,367)
   Deposits                                                            (76)            (65)            44               (3)
   Deferred debt issue costs and other                                 (25)             -              -                -
   Management fee receivable                                            -             (510)            60              154
   Accounts payable                                                      6           1,122         (1,173)              40
   Accrued payroll                                                     636            (790)           928              (59)
   Accrued interest payable                                             -               -           1,093             (342)
   Other accrued expenses                                              392             142          1,897              448
   Deferred revenue                                                     -               -             (27)           1,431
                                                               -----------    ------------    -----------    -------------
Net change in operating assets and liabilities                 $    (2,214)   $     (8,077)   $    (4,869)   $      (2,817)
                                                               ===========    ============    ===========    =============-

SUPPLEMENTAL DISCLOSURE:

   Cash paid for interest                                      $       403    $        268    $       921    $       2,050
                                                               ===========    ============    ===========    =============
   Cash paid for taxes                                         $       310    $        655    $     2,292    $         723
                                                               ===========    ============    ===========    =============
   Noncash net asset acquisition through
      assumption of liabilities, notes payable,
      bank loan and mortgage  assumption                       $     4,260    $      1,440    $     4,880    $      13,104
                                                               ===========    ============    ===========    =============
   Noncash conversion of 7% convertible
      subordinated debentures                                  $        -     $         -     $        -     $       5,750
                                                               ===========    ============    ===========    =============
   Noncash reduction of accounts receivable
      through application of advance payments
      for services                                             $        37    $         38    $        37    $          19
                                                               ===========    ============    ===========    =============
   Noncash acquisition of leasehold improvements
      through a note payable                                   $        -     $         79    $        -     $          -
                                                               ===========    ============    ===========    =============
   Capital lease obligation                                    $        -     $         -     $       230    $          -
                                                               ===========    ============    ===========    =============
   Unrealized loss (gain) on investments available-
      for-sale                                                 $        -     $         -     $       425    $        (326)
                                                               ===========    ============    ===========    =============


 The accompanying notes are an integral part of these consolidated statements.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 JUNE 30, 1995 AND 1996, AND DECEMBER 31, 1996


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

Organization and Nature of Operations

Youth Services International, Inc. (YSI, Inc.) and its subsidiaries (collectively, "the Company") are organized to privately manage and operate a broad range of educational, developmental and rehabilitative programs for troubled youth who have either been adjudicated as delinquents or suffer from behavioral problems. The Company commenced the operation of its first program in February 1992. As of December 31, 1996, the Company manages and operates programs in 12 states. The Company's programs are provided in residential, boot camp and non-residential settings.

On February 3, 1994, the Company sold 1,950,000 shares of common stock at $6.67 per share pursuant to its Registration Statement filed on Form SB-2 with the Securities and Exchange Commission. The net proceeds to the Company from this offering of $11,304,000, net of $1,696,000 of stock issuance costs, were used to reduce long-term indebtedness, borrowings under the lines of credit and other short-term borrowings, to fund certain acquisitions and capital expenditures and to provide working capital. The costs associated with the registration and sale of the common stock were recorded as a reduction of additional paid-in capital.

Change in Year-end

On April 25, 1997, the Board of Directors approved a resolution to change the Company's year-end from June 30 to December 31. The accompanying financial statements include the financial position and results of operations as of and for the six months ended December 31, 1996.

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

          -  Youth Services International of Virginia, Inc. (YSIV)
          -  Youth Services International of Tucson, Inc. (YSITU)
          -  Youth Services International of Michigan, Inc. (YSIMI)
          - Southwestern Children's Health Services, Inc. (SWCHS) and its wholly-owned subsidiaries -
                 -  Promise House, Inc.
                 -  Developmental Behavioral Consultants, Inc. (DBC)
                 -  Parc Place, Inc.

Significant intercompany accounts and transactions have been eliminated in consolidation.

The Company manages and operates certain of its programs pursuant to subcontracts or similar relationships with not-for-profit entities. These not-for-profit entities hold contracts directly with state and local governments to provide rehabilitative services to troubled youth and choose to subcontract this management responsibility to the Company. These not-for-profit entities are each controlled by independent Boards of Directors which have the right to terminate their contract with the Company under certain circumstances. The accompanying consolidated balance sheets include net accounts receivable pursuant to these contracts of $3,753,000, $6,028,000 and $7,407,000 as of June 30, 1995 and 1996, and December 31, 1996, respectively.

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

One of the Company's significant programs operates under a contract with three distinct revenue components as follows:

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

Certain contract costs, including indirect costs, are subject to audit and adjustment by negotiations with government or third party payor representatives. Contract revenues have been recorded at amounts which are expected to be realized; subsequent adjustments, if any, resulting from the audit process are recorded when known.

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

Intangible Assets

Intangible assets are amortized using the straight-line method and consist of the following:


               Intangible Asset                                                 Useful Life
           ----------------------------                                         -----------
           Organization costs                                                       5 years

           Deferred debt issue costs                                             2-10 years

           Goodwill                                                                10 years

           Non-compete agreements                                                 3-5 years

Amortization expense for the years ended June 30, 1994, 1995 and 1996, and the six months ended December 31, 1996, was $341,000, $676,000, $1,452,000 and
$1,347,000, respectively. Accumulated amortization at June 30, 1995 and 1996, and December 31, 1996, was $1,042,000, $2,494,000 and $3,841,000, respectively.

Long-Lived Assets

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles including goodwill to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill will be realizable. The Company adopted this statement during the six months ended December 31, 1996, and determined that no impairment loss need be recognized for applicable assets during that period. See Note 21 for discussion of impairment loss recognized subsequent to year-end.

Deferred Revenue

Deferred revenue consists of advance payments for services which will be recognized as revenue as the related services are performed.

Income Taxes

The Company accounts for income taxes utilizing the liability method in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the rates and laws that are projected to be in effect when the differences are expected to reverse. Any resulting deferred tax asset along with the tax benefits related to operating loss and tax credit carryforwards are recognized if management believes, based on available evidence, that it is more likely than not they will be realized (see Note 14).

Stock Split

A three-for-two stock split in the form of a stock dividend was effected May 24, 1996, with the issuance of 2,823,544 shares of common stock. All share and per share amounts in the accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect this split.

Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent share have been computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding after giving retroactive effect to the fiscal 1996 three-for-two stock split. Common stock equivalents include all stock options after applying the treasury stock method (see Note 21).

Use of Estimates

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

2.    UNAUDITED FINANCIAL INFORMATION:

The unaudited summary results of operations for the six month period ended December 31, 1995 was as follows (in thousands):

           Revenues                                                                             $     46,992
           Program expenses                                                                           40,520
           Selling, general and administrative expenses                                                2,801
                                                                                                ------------
                 Income from operations                                                                3,671
                                                                                                ------------
                 Income before income tax expense                                                      2,248

           Income tax expense                                                                            978
                                                                                                ------------
                 Net income                                                                     $      1,270
                                                                                                ============
           Earnings per common and common equivalent share                                      $       0.14
                                                                                                ============

3.  INVESTMENTS:

Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities are required to be reported as held-to-maturity, trading or available-for-sale securities. Securities classified as available-for-sale are reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity.

Amortized cost and approximate fair value of investment securities available-for-sale as of June 30, 1996 and December 31, 1996, are as follows (in thousands):

                                                                     As of June 30, 1996
                                                ------------------------------------------------------------
                                                                          Gross            Approximate
                                                Amortized Cost       Unrealized Loss        Fair Value
                                                --------------       ---------------      ---------------
           U.S. Government Bond Fund, Class A      $     5,103          $        182         $      4,921

           Corporate Bond Fund, Class A                  5,120                   243                4,877
                                                   -----------          ------------         ------------
                                                   $    10,223          $        425         $      9,798
                                                   ===========          ============         ============

                                                                   As of December 31, 1996
                                                ------------------------------------------------------------
                                                                          Gross            Approximate
                                                Amortized Cost       Unrealized Loss        Fair Value
                                                --------------       ---------------      ---------------
           Corporate Bond Fund, Class A            $     5,303          $         99         $      5,204
                                                   ===========          ============         ============

4.  NOTES RECEIVABLE:

During the year ended June 30, 1996, the Company entered into a $1,000,000 discretionary line of credit agreement with Introspect under which the Company, at its sole discretion, was able to extend credit to Introspect Healthcare Corporation (Introspect) for a term that corresponds to the Option Agreement (see Note 20). Credit extended under this line of credit bore interest at prime plus 2% and was payable on demand. The amount was reclassified to goodwill in connection with the Introspect acquisition effective September 1, 1996 (see Note 16).

In connection with its 1996 asset purchase of Tampa Bay Academy, Ltd. (TBA) (see Note 16), the Company repaid a mortgage obligation of TBA of approximately $3,271,000 thereby creating a note receivable from the former owners of TBA. The note receivable bears interest at an annually adjustable rate equal to the 10 year Treasury Bond rate plus 285 basis points (9.28% at December 31, 1996). Monthly principal and interest payments are due through April 1, 1999, with a balloon payment of $2,892,000 due on May 1, 1999. The note is secured by real property and the assignment of rental income. The uncollected principal balance of this note was $3,184,000 as of December 31, 1996.

5.  SHORT-TERM BORROWINGS:

Lines of Credit

During the year ended June 30, 1992, the Company entered into an operating line of credit arrangement with a bank, under which it could borrow the lesser of $275,000 or 85% of eligible accounts receivable. Amounts drawn under this line of credit bore interest at prime plus two percent and were payable on demand. The line was secured by furniture, inventory, machinery and equipment, and accounts receivable related to the Company's operations in Clarinda, Iowa. During the year ended June 30, 1994, the Company entered into an operating line of credit arrangement with a bank, under which it could borrow the lesser of $400,000 or 75% of eligible accounts receivable. Amounts drawn under this line of credit bore interest at prime plus one and one-half percent and were payable on demand. The line was secured by accounts receivable of the Company. During the year ended June 30, 1995, the Company entered into an operating line of credit arrangement with a bank, under which it could borrow the lesser of $5,000,000 or 85% of eligible accounts receivable. Amounts drawn under this line of credit bore interest at prime plus one-half percent and were payable on demand. The line was secured by accounts receivable of the Company. The preceding lines of credit were canceled during the year ended June 30, 1996, and replaced with the line of credit facility described in Note 7.

Lines of credit information for the years ended June 30, 1995 and 1996, prior to the line of credit facility describe din Note 7, is as follows (in thousands):

                                                                                   June 30,         June 30,
                                                                                    1995             1996
                                                                               -------------    -------------
           Maximum amount outstanding during
               the year                                                        $       3,070    $          70
           Average outstanding month-end balance
               during the year                                                           820               70
           Weighted average interest rate during
               the year                                                              9.4%             10.0%

Promissory Notes

During the year ended June 30, 1995, the Company entered into a promissory note arrangement with a lessor, under which it financed the cost of $79,000 in
leasehold improvements.   The note bore interest at 8.678% and provided for six
monthly payments of principal plus accrued interest. The unpaid principal balance was $58,000 as of June 30, 1995, and was paid in full during the year ended June 30, 1996.

During the year ended June 30, 1995, the Company issued a short-term promissory note in connection with its purchase of DBC (see Note 16). The note was non-interest bearing with a face value of $450,000. The note was discounted to $440,000 using an imputed interest rate of 8%. The note was paid in full during the year ended June 30, 1996.

6.  SUBORDINATED DEBENTURES:

12% Subordinated Debentures

During the year ended June 30, 1993, the Company issued 12% Subordinated Debentures in the principal amount of $1,000,000 due in 10 equal semi-annual installments beginning June 30, 1998. Debentures in the principal amount of $580,000 are held by shareholders or their close relatives.

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

During the six months ended December 31, 1996, 60,167 warrants were exercised and the Company received approximately 7000 shares of common stock as exercise proceeds.

7% Convertible Subordinated Debentures

During the year ended June 30, 1996, the Company issued 7% Convertible Subordinated Debentures due February 1, 2006, in the principal amount of
$37,950,000.  Interest is payable semi-annually in arrears.   The debentures
are convertible into common stock at the rate of one share for each $12.47 of principal. The 7% Convertible Subordinated Debentures may be redeemed at the option of the Company, in whole or in part at any time after February 1, 1999, at a redemption price equal to that percentage of their principal amount set forth below:

           On or after February 1,                                     Premium
           -----------------------                                     -------
           1999                                                          103%
           2000                                                          102%
           2001                                                          101%
           2002                                                          100%

The Company incurred approximately $2,500,000 of direct costs in connection with the issuance of the 7% Convertible Subordinated Debentures. These costs have been included within deferred debt issue costs in the accompanying consolidated balance sheets.

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

7.  OTHER LONG-TERM DEBT:

Other long-term debt consists of the following at June 30, 1995 and 1996, and December 31, 1996 (in thousands):

                                                                            June 30,       June 30,      December 31,
                                                                              1995           1996           1996
                                                                         -------------   ------------   --------------
           Bank Loans:
              Revolving line of credit payable to a bank, permitted
              borrowings equal to the lesser of $20,000,000 or 85% of
              eligible accounts receivable plus 95% of cash balances
              on deposit, secured by accounts receivable and cash
              balances on deposit, bearing interest at the prime rate
              or LIBOR plus 2.25%, (7.36% as of December 31, 1996) due
              November 1997.                                             $      5,300    $        -     $      11,124

              Note Payable to a bank, secured by vehicle, bearing
              interest at 11%, payable in monthly installments through
              August 1995 with a $6,500 balloon payment due August
              1995.                                                                 7             -                -

           DBC Purchase Note (Note 15):
              Note payable to a non-affiliated individual, in the face
              amount of $450,000 discounted to $393,000, at an imputed
              interest rate of 8%, $225,000 is payable August 1996 and
              $225,000 is payable August 1997.                                    393            393              189

           Mortgage Payable:
              Mortgage payable to the City of Springfield, South
              Dakota secured by property in the City of Springfield,
              South Dakota, bearing interest at 3.5%, principal and
              interest due in annual installments through June 2002.              105             90               90

           Economic Development Loans:
              Note payable to the City of Clarinda, Iowa secured by a
              second position lien on certain accounts receivable and
              property and equipment, bearing interest at 4%, paid in
              full during the year ending 1996.                                   148             -                -

           Forest Ridge Purchase Note :
              Note payable to a non-affiliated individual, in the face
              amount of $150,000 discounted to $117,000, at an imputed
              interest rate of 10%, payable in monthly installments
              beginning March 1993.                                                70             46               33

                                                                            June 30,       June 30,      December 31,
                                                                              1995           1996           1996
                                                                         -------------   ------------   --------------
           Other:
              Note payable to Finova Capital Corporation, secured by
              certain personal property, bearing interest at 11%,
              payable in monthly installments through January 2001.      $         -     $     1,669    $       1,523

              Note payable to Finova Capital Corporation, secured by
              certain fixed assets, bearing interest at 11%, payable
              in monthly installments through November 2000.                       -             363              330

              Note payable to Tarkio Development Group, bearing
              interest at 3% per annum, principal and interest due
              August 1997.                                                         50             50               -
                                                                         ------------    -----------    -------------
                                                                                6,073          2,611           13,289
           Less:  Current portion                                                  95            665           11,744
                                                                         ------------    -----------    -------------
           Total                                                         $      5,978    $     1,946    $       1,545
                                                                         ============    ===========    =============

Borrowings information with respect to the revolving line of credit for the fiscal years ended June 30, 1995 and 1996, and for the six months ended December 31, 1996, is as follows (in thousands):

                                                                        June 30,        June 30,      December 31,
                                                                          1995            1996           1996
                                                                      -------------  -------------   -------------
           Maximum amount outstanding during the year                 $     5,300    $      7,295    $      11,124
           Average outstanding month-end balance during
              the year                                                      5,300           5,295            5,042
           Weighted average interest rate during the year                    8.3%            8.3%             7.8%

Certain of these agreements require that the Company maintain a minimum current ratio and level of tangible net worth, as well as meet certain other financial standards. As of December 31, 1996, the Company was in compliance with these covenants.

The aggregate maturities of other long-term debt at December 31, 1996, are as follows (in thousands):

                For the Year
           Ending December 31,
           -------------------
               1997                                                            $      11,744
               1998                                                                      454
               1999                                                                      500
               2000                                                                      545
               2001                                                                       29
               2002 and thereafter                                                        15
                                                                               -------------
               Total                                                           $      13,289
                                                                               =============

8.  LEASES:

The Company leases certain operating facilities and computer and office equipment under capital and operating leases expiring through fiscal 2010. Included in property, equipment and improvements at December 31, 1996, is $2,240,000 related to the capital leases, net of accumulated amortization of $230,000.

Future minimum lease payments, by year and in the aggregate are as follows (in thousands):

                For the Year                                                      Capital         Operating
           Ending December 31,                                                         Leases       Leases
           -------------------                                                 --------------   --------------
              1997                                                             $         399    $       3,498
              1998                                                                       357            2,967
              1999                                                                       281            2,478
              2000                                                                       281            1,848
              2001                                                                       287            1,330
              2002 and thereafter                                                      2,683            5,599
                                                                               -------------    -------------
                                                                                       4,288    $      17,720
                                                                                                =============
              Less- Amounts representing interest                                      1,910
                                                                               -------------
                                                                                       2,378
              Less- Current portion                                                      171
                                                                               -------------
                                                                               $       2,207
                                                                               =============

Rent expense for the fiscal years ended June 30, 1994, 1995 and 1996 and for the six months ended December 31, 1996 was $353,000, $940,000, $2,482,000 and
$1,832,000, respectively.

9.  EMPLOYEE RETIREMENT PLAN:

Effective July 1, 1992, the Company established the YSI 401(k) Retirement Plan (the Plan) pursuant to Section 401(k) of the Internal Revenue Code. The Plan covers all full-time employees of the Company who have satisfied eligibility requirements. Contributions are made by the Company at the rate of 25% of employee contributions up to 8% of an employee's salary. The Company may also make additional contributions to the Plan at its discretion. During fiscal years ended June 30, 1994, 1995 and 1996, and during the six months ended December 31, 1996, the Company expensed $72,000, $115,000, $191,000 and
$120,000, respectively, in matching contributions and administrative fees related to the Plan.

10. CONTINGENCIES:

The Company has been named as defendant in various legal proceedings arising from the performance of its normal activities. It is the opinion of management, after consultation with legal counsel, that the amount, if any, of the Company's ultimate liability under all current legal proceedings will not have a material adverse effect on the financial position of the Company.

11. SELF-INSURANCE:

Effective November 1, 1993, the Company implemented a program of providing group health insurance benefits for employees on a self-insured basis. The plan covers all full-time employees of the Company who have satisfied eligibility requirements. Administrative services related to the benefits program are provided by a third-party contract administrator. The Company also entered into a re-insurance agreement which provides specific and aggregate stop loss coverage. Amounts payable for claims incurred on or before June 30, 1995 and 1996 and December 31, 1996, were $275,000, $436,000 and $450,000, respectively, and are included in other accrued expenses in the accompanying consolidated balance sheets. Self-insurance activity for the fiscal years ended June 30, 1994, 1995 and 1996 and for the six months ended December 31, 1996, is summarized below (in thousands):

                                                       June 30,       June 30,       June 30,      December 31,
                                                        1994            1995           1996           1996
                                                    -------------  -------------   ------------   --------------
           Balance, beginning of period             $        -     $        209    $       275    $         436
           Claims expense                                   804           2,368          3,334            1,717
           Claims payments                                 (595)         (2,302)        (3,173)          (1,703)
                                                    -----------    ------------    -----------    -------------
           Balance, end of period                   $       209    $        275    $       436    $         450
                                                    ===========    ============    ===========    =============

12. EQUITY PARTICIPATION PLANS:

Stock Option Plans

During the year ended June 30, 1992, the Board of Directors approved the establishment of the Youth Services International, Inc. 1992 Stock Option Plan (the 1992 Stock Option Plan), under which the Company may grant to eligible employees nonqualified stock options to purchase up to 1,125,000 shares of common stock. Options granted under the 1992 Stock Option Plan allow for the purchase of common stock at prices not less than the fair market value of the common stock at the date of grant, for a term of no more than ten years. At the discretion of the Board of Directors, the granted options may also be subject to certain vesting provisions. The majority of the options granted to date contain a three-year vesting period.

During the year ended June 30, 1994, the Board of Directors approved the establishment of the Youth Services International, Inc. 1995 Employee Stock Option Plan and the Youth Services International, Inc. 1995 Director Stock Option Plan (the 1995 Stock Option Plan and the 1995 Director Stock Option Plan, respectively). Under the 1995 Stock Option Plan, the Company may grant to eligible employees nonqualified stock options to purchase up to 750,000 shares of common stock beginning July 1, 1994. The 1995 Stock Option Plan provides for the purchase of common stock at the fair market value of the common stock at the date of grant. Under the 1995 Director Stock Option Plan, the Company may grant options to purchase up to 200,000 shares of common stock to nonemployee members of the Board of Directors. The 1995 Director Stock Option Plan provides for the granting of 7,500 shares of the Company's common stock each year coincident with the anniversary date of the appointment of a nonemployee Board of Directors member through September 27, 2004. The 1995 Director Stock Option Plan provides for the purchase of common stock at the fair market value of the common stock at the date of grant.

During the year ended June 30, 1995, the Board of Directors approved the establishment of the Youth Services International, Inc. 1996 Employee Stock Option Plan (the 1996 Stock Option Plan). Under the 1996 Stock Option Plan, the Company may grant to eligible employees nonqualified stock options to purchase up to 450,000 shares of common stock beginning July 1, 1995. The 1996 Stock Option Plan provides for the purchase of common stock at the fair market value of the common stock at the date of grant.

During the six months ended December 31, 1996, the Board of Directors approved the establishment of the Youth Services International, Inc. 1997 Employee Stock Option Plan (the 1997 Stock Option Plan). Under the 1997 Stock Option Plan, the Company may grant to eligible employees incentive stock options or nonqualified stock options to purchase up to 500,000 shares of common stock beginning July 1, 1996. The 1997 Stock Option Plan provides for the purchase of common stock at the fair market value of the common stock at the date of grant.

A summary of the status of the Company's stock option plans as of June 30, 1995 and 1996, and as of December 31, 1996 is as follows:

                                           June 30, 1995              June 30, 1996            December 31, 1996
                                     ------------------------    ------------------------   ------------------------
                                                   Wtd. Avg.                  Wtd. Avg.                  Wtd. Avg.
                                       Shares      Ex.Price       Shares      Ex. Price      Shares      Ex. Price
                                     ----------   -----------  ------------  -----------   -----------  -----------
     Outstanding, beginning of
     period                          1,683,645        $ 2.77     1,358,191       $ 3.09     1,385,002       $ 3.01
     Granted                            60,000          5.26       373,050        11.06       147,500        16.46
     Exercised                        (377,453)         2.04      (291,365)        4.78      (189,128)        5.07
     Forfeited                          (8,001)         3.22       (54,874)        4.87          -             -
     Expires                              -              -            -             -            -             -
                                     ---------        ------     ---------       ------     ---------       ------
     Outstanding, end of period      1,358,191        $ 3.09     1,385,002       $ 3.01     1,343,374       $ 2.82
                                     =========        ======     =========       ======     =========       ======
     Exercisable, end of period        997,904        $ 2.40     1,093,118       $ 3.12       860,569       $ 3.27
                                     =========        ======     =========       ======     =========       ======

Stock Purchase Plan

During the year ended June 30, 1994, the Company established an Employee Stock Purchase Plan (the Plan). Under the Plan, the Company was authorized to grant to eligible employees opportunities to purchase 225,000, 300,000 and 450,000 shares of common stock beginning July 1, 1994, 1995 and 1996, respectively. The Stock Purchase Plan allowed for the purchase of common stock at 85% of the fair market value of the common stock at the date of grant. During the years ended June 30, 1994, 1995 and 1996 and the six months ended December 31, 1996, employees purchased approximately 0, 102,000, 250,000 and 7,000 shares of common stock, respectively, for proceeds to the Company of approximately $0, $427,000, $1,917,000, and $91,000, respectively.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting For Stock Based Compensation." This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages but does not require all entities to adopt that method of accounting for all of their employee stock compensation plans. Entities electing not to make the change in accounting methods must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company has elected to account for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the year ended June 30, 1996 and the six months ended December 31, 1996 (in thousands, except per share data):

                                                                                  June 30,       December 31,
                                                                                   1996              1996
                                                                               -------------    --------------
           Net Income (loss):       As reported                                  $     2,271      $     1,534
                                                                                 ===========      ===========
                                    Pro Forma                                    $     1,447      $      (219)
                                                                                 ===========      ===========

           Fully Diluted EPS:       As reported                                  $       .25      $       .15
                                                                                 ===========      ===========
                                    Pro Forma                                    $       .16      $      (.02)
                                                                                 ===========      ===========

The weighted average fair value per option granted during the year ended June 30, 1996, and the six months ended December 31, 1996, was as follows:

                                                                                  June 30,       December 31,
                                                                                   1996              1996
                                                                               -------------    --------------
           Employee Stock Option Plan                                            $  3.84          $  6.25
           Directors' Stock Option Plan                                             9.73             7.67
           Employee Stock Purchase Plan                                             2.46             4.89

The above information was calculated utilizing the Black-Scholes option-pricing model and the following key assumptions:

                                                                                  June 30,       December 31,
                                                                                   1996              1996
                                                                               -------------    --------------
           Risk-free interest rate                                                  5.9%             5.9%

           Volatility                                                                60%              60%

           Expected life (months                                                      24               24

14. INCOME TAXES:

The income tax (expense) benefit for the fiscal years ended June 30, 1994, 1995 and 1996, and for the six months ended December 31, 1996, included the following components (in thousands):

                                                    June 30,        June 30,        June 30,       December 31,
                                                     1994            1995             1996            1996
                                                 ------------    ------------    ------------     --------------
 Federal income tax benefit (expense)            $        125    $     (1,110)   $     (1,616)    $        (829)
 State income tax benefit (expense)                        15            (222)           (240)             (117)
                                                 ------------    ------------    ------------     -------------
        Total                                    $        140    $     (1,332)   $     (1,856)    $        (946)
                                                 ============    ============    ============     =============
 Current income tax expense                      $       (241)   $     (1,305)   $     (2,160)    $        (948)
 Deferred income tax benefit (expense)                    381             (27)            304                 2
                                                 ------------    ------------    ------------     -------------
        Total                                    $        140    $     (1,332)   $     (1,856)    $        (946)
                                                 ============    ============    ============     =============

A reconciliation between the actual income tax provision (benefit) and the amount computed by applying the federal statutory tax rate of 34% to the income before income tax expense is as follows:

                                                  June 30,       June 30,       June 30,      December 31,
                                                    1994           1995           1996           1996
                                               ------------    -----------    ------------   --------------
Income tax provision at federal statutory
  rate                                             34.0%          34.0%           34.0%           34.0%
State income taxes, net of federal income
  tax effect                                        5.0            4.6             5.0             5.0
Loss on Introspect operations                        -              -              2.4            (5.1)
Non-deductible goodwill                              -              -              1.6             3.6
Change in valuation allowance                     (44.8)            -               -               -
Other                                              (1.4)           (.7)            2.0              .6
                                               --------        -------        --------       ---------
      Total                                        (7.2)          37.9%           45.0%           38.1%
                                               ========        =======        ========       =========

Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                                June 30,         June 30,       December 31,
                                                                 1995             1996             1996
                                                             -------------    -------------    -------------
           Net operating loss carryforwards                   $        242    $         203    $         239
           Depreciation and amortization                               147              490              321
           Accruals and reserves                                        99              390              546
           Start-up losses                                              89               96              130
           Prepaid expenses and inventory                             (221)            (482)            (442)
           Unrealized loss on investments available-
              for-sale                                                 -                170               41
           Developed software                                          -                (68)             (62)
           Other                                                        (2)              29              (72)
                                                              -------------    ------------    -------------
           Deferred tax asset                                 $         354    $        828    $         701
                                                              =============    ============    =============

At December 31, 1996, the Company had net operating loss carryforwards of approximately $305,000 and $2,700,000 for federal and state income tax purposes, respectively, that expire through 2011.

15. RELATED PARTY TRANSACTIONS:

During the year ended June 30, 1995, the Company provided drug and alcohol services to troubled youth pursuant to an informal agreement with a not-for-profit entity. An officer of the Company is a member of the Board of Trustees of the not-for-profit entity. In connection with this informal agreement, the Company made working capital advances and extended a $100,000 operating line of credit to the not-for-profit entity. The line of credit bears interest at 10% and requires payment in full of all unpaid principal plus accrued interest thereon on or before June 30, 1996. The Company is in the process of extending the maturity date of this line of credit to June 30, 1997. Revenues earned in connection with this informal agreement totaled $57,000 for the year ended June 30, 1995. Unpaid working capital and line of credit advances totaled $131,000 as of June 30, 1996 and December 31, 1996, and are included in receivables from related parties in the accompanying consolidated balance sheets.

During the year ended June 30, 1996, the Company entered into a lease with an officer of the Company pursuant to which the Company leased certain real property upon which it constructed a conference center and apartment facility. The improvements on the real property were constructed at the sole expense of the Company and totaled approximately $200,000. The real property and improvements thereon are available for use by the Company for an initial period of five years with an optional five year renewal. During the initial five year term of the lease, the Company is not required to pay any rent; however, the Company is responsible for the payment of all utilities used by the Company and for the maintenance of certain specified liability insurance coverages. The Company will surrender the leased premises, as improved, upon expiration of the lease agreement.

During the six months ended December 31, 1996, the Company entered into an agreement with International Youth Institute ("IYI"), a company in which an officer and shareholder is a relative of an officer of YSI. Under this agreement, the Company outsources the training of its child care staff workers to IYI. In connection with this agreement, a number of YSI employees who were trainers of other YSI employees were hired by IYI. In order to compensate YSI for the knowledge, training materials and other intellectual property that had been transferred, IYI paid YSI $700,000 and will not be compensated for training services IYI provided prior to January 1, 1997. The sale amount of $700,000 has been included in revenues in the accompanying statement of income for the six months ended December 31, 1996. YSI and IYI also entered into a training services agreement pursuant to which IYI will provide certain training services to YSI for a period of five years at a rate of approximately $34 per month per full-time employee of YSI.

16. ACQUISITIONS:

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

The fair market values assigned to the purchased assets are as follows (in thousands):

           Land                                                                 $        189
           Building                                                                      851
           Equipment                                                                     200
           Non-compete agreement                                                         100
           Goodwill                                                                    3,703
                                                                               -------------
                                                                               $       5,043
                                                                               =============

In connection with this purchase, the sellers signed a covenant not to compete in the state of South Dakota for a period of five years from the closing date of the transaction (see Note 1 for amortization policy).

Western Youth, Inc.

Effective January 1, 1994, the Company purchased all of the issued and outstanding stock of Western Youth, Inc. (Western Youth), a Utah company. Western Youth operates foster care and group home treatment programs in the Utah cities of Salt Lake City, Clearfield and Orem. The Company purchased the stock for $50,000 in cash and $300,000 in notes payable to the former stockholders. Western Youth was merged with YSIU during the year ended June 30, 1996.

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

The fair market values assigned to the purchased assets are as follows (in thousands):

           Leasehold improvements                                              $           3
           Office furniture and equipment                                                120
           Vehicles                                                                       19
           Prepaid expenses and supplies                                                  30
           Goodwill                                                                    1,085
                                                                               -------------
                                                                               $       1,257
                                                                               =============

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

Developmental Behavioral Consultants, Inc.

Effective June 1, 1995, the Company purchased all of the issued and outstanding stock of Developmental Behavioral Consultants, Inc. (DBC), an Arizona company. DBC operates residential group home treatment programs in Arizona. The Company purchased the stock for $100,000 in cash, notes payable with a net present value of $833,000 (see Notes 5 and 7) and the assumption of $464,000 in liabilities. The Company also incurred acquisition related costs of approximately $47,000.

The fair market values assigned to the purchased assets are as follows (in thousands):

           Cash                                                                $         232
           Accounts receivable                                                           389
           Prepaid expenses and supplies                                                  83
           Fixed assets                                                                  121
           Goodwill                                                                      619
                                                                               -------------
                                                                               $       1,444
                                                                               =============

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

The fair market values assigned to the purchased assets are as follows (in thousands):

           Cash                                                                $           1
           Property, equipment and improvements                                        5,346
           Prepaid expenses and supplies                                                  10
           Goodwill                                                                    2,464
                                                                               -------------
                                                                               $       7,821
                                                                               =============

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

The fair market values assigned to the purchased assets are as follows (in thousands):

           Cash                                                                $         250
           Accounts receivable, net                                                      834
           Fixed assets                                                                1,187
           Prepaid expenses and supplies                                                  17
           Deposits                                                                       36
           Non-compete agreement                                                         150
           Goodwill                                                                    2,455
                                                                               -------------

                                                                               $       4,929
                                                                               =============

In connection with this transaction, the Company entered into a lease of certain real property owned by TBA.

Youth Quest

Effective July 18, 1996, the Company purchased certain of the assets of Youth Quest, Inc. (Youth Quest), a Utah corporation, for $815,000 in cash and the assumption of liabilities in the amount of $128,000. The Company also incurred acquisition related costs of approximately $147,000. Youth Quest is engaged in the business of providing therapeutic foster care, specialized group home services and related clinical counseling services.

           Cash                                                                $         (11)
           Accounts receivable, net                                                      113
           Fixed assets                                                                   17
           Deposits                                                                        1
           Goodwill                                                                      970
                                                                               -------------
                                                                               $       1,090
                                                                               =============

Introspect Healthcare Corporation

Effective July 1, 1995, the Company entered into an Option Agreement whereby the Company acquired the option to purchase all of the issued and outstanding capital stock of Introspect, a wholly-owned subsidiary of Diversification Association, Inc. (DAI), an Arizona corporation, for a period of five years. The Option Agreement establishes a purchase price of $4,100,000 which is subject to reduction or increase based on a number of factors as defined in the Option Agreement. The Company paid $350,000 in cash as consideration for the option. The Company incurred approximately $32,000 in additional costs related to the Option Agreement.

Simultaneous with the Option Agreement, the Company entered into a Management Agreement effective July 1, 1995, pursuant to which the Company would manage the business of Introspect, Desert Hills - HI and Desert Hills - NV for a period of five years. The Management Agreement provides that the Company receive a management fee of $600,000 for management services provided during the period January 1, 1995 through June 30, 1995. This amount is included in revenues in the accompanying consolidated statements of income in the year ended June 30, 1995. The Company would receive a management fee, as defined in the Management Agreement, for services provided during the term of the Management Agreement. The Option Agreement provides that in the event the Management Agreement is terminated prior to its expiration and the option under the Option Agreement is not exercised within 120 days of the termination of the Management Agreement, the Company is required to pay a penalty which decreases as time passes from $500,000 if the Management Agreement is terminated after June 30, 1995, and prior to December 31, 1995, to $100,000 at the expiration of the Management Agreement if the option is not exercised.

Effective July 1, 1995, the Company also entered into a consulting and non-compete agreement with certain of DAI's shareholders. Under this agreement, certain of DAI's shareholders agreed to provide consulting services to the Company, as well as, to not compete with the Company in a defined geographical area. This agreement extends over a five-year period and requires payment of approximately $500,000 in the aggregate per year.

During the year ended June 30, 1996, the Company provided management services to Introspect in accordance with the terms of the Management Agreement. In addition to providing such management services, the Company extended various forms of financial support to Introspect. Given the significant degree of Introspect's financial dependence upon the Company, as well as the

Company's exercise of the Option in the fourteenth month of a sixty month option exercise period (see below), the revenues and expenses of Introspect have been included in the Company's consolidated statements of income since July 1, 1996, and all management fee income from that date has been eliminated.

In September 1996, the Company exercised its option to acquire all of the issued and outstanding capital stock of Introspect. The Company purchased the stock for $4,000,000 in cash and the assumption of $15,668,000 of liabilities. Concurrent with this acquisition, the Company retired approximately $9,700,000 of Introspect's indebtedness. The purchase method of accounting was used to record the transaction. Notes and other receivables totaling approximately $2,698,000 and $306,000 of costs related to the option agreement, net of accumulated amortization, which are described above and in Note 4 were classified and assigned to goodwill or other Introspect assets in connection with the purchase price allocation. Acquisition costs of approximately $192,000 were incurred in connection with the purchase. The fair market values assigned to purchased assets are as follows (in thousands):

           Cash                                                                $       1,432
           Accounts receivable                                                         2,474
           Prepaid expenses and supplies                                                  79
           Fixed Assets                                                                7,709
           Other                                                                         188
           Goodwill                                                                   10,982
                                                                               -------------
                                                                               $      22,864
                                                                               =============

17.   SIGNIFICANT CONTRACT:

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

18. REVENUES AND EXPENSES:

Approximately 99%, 99%, 80% and 98% of the Company's revenues for the years ended June 30, 1994, 1995 and 1996, and for the six months ended December 31, 1996, respectively, relate to amounts earned from state and local governmental agency and local not-for-profit entity contracts the Company has entered into to manage and operate programs that provide educational, developmental and rehabilitative services to troubled youth.

The Company earned revenues of approximately 72%, 76%, 61 and 77% from state and local governments and approximately 27%, 23% 19% and 21% from local not-for-profit entities for the years ended June 30, 1994, 1995 and 1996 and for the six months ended December 31, 1996, respectively.

19. PRO FORMA INFORMATION (UNAUDITED):

Assuming the acquisition of TBA and Introspect had been consummated at the beginning of fiscal 1995, the unaudited pro forma consolidated results of operations would have been as follows (in thousands except for per share data) for the years ended June 30, 1995 and 1996 (see Note 16). Such information reflects adjustments, net of tax effects, to reflect changes in depreciation, lease and interest expense and goodwill amortization. As previously mentioned in Note 16, the results of operations of Introspect have been included in the Company's consolidated statements of income since July 1, 1996.

                                                                                    1995             1996
                                                                               --------------   --------------
           Revenues                                                            $      80,926    $     106,262
           Net income                                                                  1,766            2,277
           Net income per share                                                          .21              .25
           Weighted average common and common
              equivalent shares outstanding                                            8,264            9,267

The pro forma information presented above may not be indicative of the results of operations which actually would have occurred if the transactions had taken place as of the beginning of fiscal 1995 and 1996, respectively.

20. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The estimated fair values of the Company's financial instruments at December 31, 1996, are as follows (in thousands):

                                                                          Carrying       Approximate
                                                                         Amount           Fair Value
                                                                      --------------   -------------
           Financial Assets:
              Cash                                                    $       3,037    $       3,037
              Restricted cash                                                   373              373
              Investments available-for-sale                                  5,204            5,204
              Notes receivable                                                3,184            3,184
                                                                      -------------    -------------
                                                                      $      11,798    $      11,798
                                                                      =============    =============
           Financial Liabilities:
              Subordinated debentures                                 $      33,188    $      32,370
              Other long-term debt                                           13,289           13,289
                                                                      -------------    -------------
                                                                      $      46,477    $      45,659
                                                                      =============    =============

21. NEW AUTHORITATIVE STANDARDS NOT YET IMPLEMENTED:

In March 1997, the Financial Accounting Standards Board released SFAS No. 128 "Earnings Per Share." The new statement is effective for financial statements for periods ending after December 15, 1997, and early adoption is not permitted. When adopted, SFAS 128 will require the restatement of prior periods and disclosure of basic and diluted earnings per share and related computations. The retroactive restatement process would require additional disclosure of basic earnings per share of $.27 and $.17 for the year ended June 30, 1996, and for the six months ended December 31, 1996, respectively.

22. SUBSEQUENT EVENTS:

In March 1997, the board of directors approved, and management committed to a plan to sell the nine programs that comprise the Company's behavioral health business. The Company will continue to operate its behavioral health businesses until a sale can be consummated, which the Company is attempting to accomplish by September 30, 1997. As a result of this decision to dispose of the behavioral health business, the Company has recorded a restructuring charge of $27,000,000 to reduce the carrying amount of behavioral health assets to their estimated fair value based upon an independent appraisal less selling costs. In July 1997, the Company entered into a definitive agreement to sell the behavioral health business for $21.7 million. The Company expects to record a pre-tax gain of approximately $6.0 million from the sale. The Company will continue to operate its behavioral health business until the closing of the sale which is expected to occur on or before September 30, 1997.