Form 10-Q
period 1997-06-30
YOUTH SERVICES INTERNATIONAL INC
filed 1997-08-14
CIK 876726

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


            For the Quarter Ended                      Commission File Number
                June 30, 1997                                  0-23284
                -------------                                  -------


                     YOUTH SERVICES INTERNATIONAL, INC.
      ----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


       Maryland                                         52-1715690
       --------                                         ----------
(State of Incorporation)                 (I.R.S. Employer Identification Number)

        2 Park Center Court, Suite 200, Owings Mills, Maryland, 21117
      ----------------------------------------------------------------
                  (Address of principal executive offices)


              Registrant's telephone number, including area code:
                                  410-356-8600
                                  ------------


                               Not Applicable
      ----------------------------------------------------------------
             (Former name, former address and former fiscal year
                        if changed since last report)


      Number of shares of common stock outstanding on June 30, 1997: 10,079,477

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X     No
                                   -----      ----

                       YOUTH SERVICES INTERNATIONAL, INC.

                               INDEX - FORM 10-Q

                                 JUNE 30, 1997




PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           ----
Item 1.             Consolidated Financial Statements

                    Consolidated Statements of Operations -
                    For the Three Months and Six Months Ended
                    June 30, 1997 and 1996                                   2

                    Consolidated Balance Sheets -
                    As of June 30, 1997 and December 31, 1996                3

                    Consolidated Statements of Cash Flows-
                    For the Six Months Ended
                    June 30, 1997 and 1996                                   5

                    Notes to Consolidated Financial Statements               7

Item 2.             Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            9

PART II - OTHER INFORMATION

Items 2 through 5 have been omitted since the item is either inapplicable or the answer is negative.

Item 6              Exhibits and Reports on Form 8-K                        16

Signatures                                                                  17

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN 000'S EXCEPT PER SHARE DATA)


                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                                  -----------------------      -----------------------
                                                    1997          1996            1997          1996
                                                  -----------------------      -----------------------
REVENUES                                          $ 29,064       $ 28,052      $   56,314     $ 53,361
                                                  --------       --------      ----------     --------
PROGRAM EXPENSES:
     Direct operating                               24,711         24,262          49,333       46,371
     Start-up costs                                      -              -               -           28
                                                  --------       --------      ----------     --------
CONTRIBUTION FROM OPERATIONS                         4,353          3,790           6,981        6,962

OTHER OPERATING EXPENSES:

     Development costs                                 213            274             394          460
     Selling, general and administrative             2,126          1,439           4,322        2,499
     Restructuring costs                                 -              -          27,000            -
     Costs of attempted acquisitions                     -            569               -          569
                                                  --------       --------      ----------     --------

INCOME (LOSS) FROM OPERATIONS                        2,014          1,508         (24,735)       3,434

INTEREST EXPENSE, net                                 (602)          (809)         (1,591)      (1,555)
                                                  --------       --------      ----------     --------

INCOME (LOSS) BEFORE INCOME TAXES                    1,412            699         (26,326)       1,879

INCOME TAX EXPENSE(BENEFIT)                            525            333          (5,850)         878
                                                  --------       --------      ----------     --------
NET INCOME(LOSS)                                  $    887       $    366      $  (20,476)    $  1,001
                                                  ========       ========      ==========     ========

EARNINGS(LOSS)  PER  SHARE                        $   0.09       $   0.04      $    (2.07)    $   0.10
                                                  ========       ========      ==========     ========
WEIGHTED AVERAGE SHARES OUTSTANDING                 10,388          9,794           9,905        9,572
                                                  ========       ========      ==========     ========



   The accompanying notes are an integral part of these financial statements.

                                                                     PAGE 1 OF 2
              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (IN 000'S)

                                     ASSETS

                                                       JUNE 30,    DECEMBER 31,
                                                         1997          1996
                                                      ---------      ---------
                                                                     (AUDITED)
CURRENT ASSETS:
     Cash                                             $     116      $   3,408
     Investments                                            -            5,204
     Accounts receivable, net                            21,898         23,175
     Refundable income taxes                                474          1,046
     Current portion of notes receivable                    133             51
     Prepaid expenses, supplies and other                 1,769          3,360
     Deferred tax asset                                   1,511            110
                                                      ---------      ---------
          Total current assets                           25,901         36,354
                                                      ---------      ---------

PROPERTY AND EQUIPMENT, net                              20,735         27,425
                                                      ---------      ---------
OTHER ASSETS:
     Deferred debt issue costs, net                       2,370          2,511
     Goodwill, net                                        2,365         20,675
     Notes receivable, net of current portion             2,988          3,133
     Deferred tax asset                                   5,632            591
     Other assets, net                                    2,221          2,400
                                                      ---------      ---------
                                                         15,576         29,310
                                                      ---------      ---------
          Total assets                                $  62,212      $  93,089
                                                      =========      =========


   The accompanying notes are an integral part of these financial statements.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (IN 000'S)

                      LIABILITIES AND SHAREHOLDER'S EQUITY


                                                      JUNE 30,      DECEMBER 31,
                                                        1997           1996
                                                      --------       --------
                                                                     (AUDITED)
CURRENT LIABILITIES:
     Accounts payable and accrued expenses            $  9,858       $ 10,175
     Short-term borrowings                               1,729         11,313
     Current portion of long-term debt and
          capital lease obligations                        321            602
                                                      --------       --------
          Total current liabilities                     11,908         22,090

DEFERRED REVENUE                                            97          1,469

LONG-TERM DEBT AND CAPITAL LEASE
     OBLIGATIONS, net of current portion                 2,286          3,752

7% CONVERTIBLE SUBORDINATED DEBENTURES                  32,200         32,200

12% SUBORDINATED DEBENTURES, net of
     unamortized discount                                  992            988
                                                      --------       --------
          Total liabilities                             47,483         60,499
                                                      --------       --------
SHAREHOLDERS' EQUITY
     Common stock                                          100             93
     Additional paid-in capital                         30,050         27,500
     Unrealized loss on investments                          -            (58)
     Retained earnings                                 (15,421)         5,055
                                                      --------       --------
          Total shareholders' equity                    14,729         32,590
                                                      --------       --------
          Total liabilities and shareholders' equity  $ 62,212       $ 93,089
                                                      ========       ========

   The accompanying notes are an integral part of these financial statements.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000'S)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                     --------------------------
                                                                        1997            1996
                                                                     ----------       ---------
OPERATING ACTIVITIES:
     Net (loss) income                                                $ (20,476)      $   1,001
     Adjustments to reconcile net (loss) income to net
          cash provided by (used in) operating activities:
               Depreciation and amortization                              3,081           2,025
               Income from Introspect operations                              -            (134)
               Loss on sale of investments                                  203               -
               Stock granted as compensation                                 45               -
               Restructuring charge                                      27,000               -
               Loss on sale of fixed assets                                  50              64
               Net change in operating assets and liabilities            (6,426)         (4,617)
                                                                      ---------       ---------
          Net cash provided by (used in) operating activities             3,477          (1,661)

INVESTING ACTIVITIES:
     Purchases of property and equipment, net                            (2,796)         (3,760)
     Purchase of investments                                                  -         (10,224)
     (Increase in) repayments of notes receivable                            63          (3,246)
     Proceeds from sale of investment                                     5,101               -
     Proceeds from sale of fixed assets                                     728              80
     Increase in other assets                                              (439)         (3,182)
     Cash paid for businesses acquired                                     (628)         (4,000)
                                                                      ---------       ---------
          Net cash provided by (used in) investing activities             2,029         (24,332)

FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and employee stock
          purchase plan                                                   2,536           2,345
     Repayments of short-term borrowings, long-term debt and            (11,334)         (9,249)
          capital lease obligations, net
     Proceeds from issuance of convertible debentures                         -          37,950
                                                                      ---------       ---------
          Net cash (used in) provided by financing activities            (8,798)         31,046

NET (DECREASE) INCREASE IN CASH                                          (3,292)          5,053
CASH, beginning of period                                                 3,408           2,492
                                                                      ---------       ---------
CASH, end of period                                                   $     116       $   7,545
                                                                      =========       =========

   The accompanying notes are an integral part of these financial statements.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000'S)


                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                   -------------------------------
                                                                        1997              1996
                                                                   -------------------------------
CHANGE IN OPERATING ASSETS AND LIABILITIES, NET OF BUSINESSES
     ACQUIRED:
     Accounts receivable and refundable income taxes               $        863       $     (3,278)
     Prepaid expenses, supplies and other                                 1,876               (310)
     Deferred taxes                                                      (6,485)              (305)
     Deposits                                                                40                 81
     Management fee receivable                                                -                 24
     Accounts payable and accrued expenses                               (1,348)              (810)
     Deferred revenue                                                    (1,372)               (19)
                                                                   ------------       ------------

           Net change in operating assets and liabilities          $     (6,426)      $     (4,617)
                                                                   ============       ============
SUPPLEMENTAL DISCLOSURES:
     Cash paid for interest                                        $      1,621       $        278
                                                                   ============       ============
     Cash paid for taxes                                           $         78       $      1,516
                                                                   ============       ============


   The accompanying notes are an integral part of these financial statements.

                       YOUTH SERVICES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       FINANCIAL INFORMATION

         In management's opinion, the accompanying interim unaudited consolidated financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of Youth Services International, Inc.'s ("YSI's" or the "Company's") financial position at June 30, 1997 and the results of its operations for the three months and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. The accompanying audited consolidated balance sheet as of December 31, 1996 is presented herein as set forth in YSI's Form 10-K for the six months ended December 31, 1996. This transition report on Form 10-K was filed due to the Company's decision in April 1997 to change its fiscal yearend from June 30 to December 31. The statements herein are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in YSI's consolidated financial statements on Form 10-K have been omitted from these statements, as permitted under the applicable rules and regulations. Readers of these statements should refer to the consolidated financial statements and notes thereto as of December 31, 1996 and June 30, 1996 and for the periods then ended filed with the Securities and Exchange Commission on Form 10-K. The consolidated financial statements as of and for the three months and six months ended June 30, 1996 have been adjusted to reflect the consolidation of the results of operations of Introspect HealthCare, Corporation. See NOTE 3 - ACQUISITION OF INTROSPECT for further discussion.

         The weighted average shares outstanding and the per share amounts as of and for the three months and six months ended June 30, 1996 have been restated to reflect a three-for-two stock split which was effective
May 24, 1996.

         Operating results for the three months and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for a full fiscal year.

2.       DISPOSITION OF BEHAVIORAL HEALTH BUSINESS

         In March 1997, the board of directors approved, and management committed to, a plan to sell the nine programs that comprise the Company's behavioral health business. As a result of this decision to dispose of the behavioral health business, the Company recorded a restructuring charge in the quarter ended March 31, 1997 of $27.0 million to reduce the carrying amount of behavioral health assets to their estimated fair value less selling costs. In July 1997, the Company entered into a definitive agreement to sell the behavioral health business for approximately $21.7 million. The Company expects to record a pre-tax gain of approximately $6.0 million from the sale once completed. The Company will continue to operate its behavioral health business until the closing of the sale which is expected to occur on or before September 30, 1997. Without the restructuring charge, the Company's earnings per share would have been $.04 for the six months ended June 30, 1997.

         Revenues and contribution from operations for the behavioral health business for the three and six months ended June 30, 1997 and 1996 were as follows (in thousands):

                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                 JUNE 30,               JUNE 30,
                                 --------               --------
                             1997        1996       1997        1996
                             ----        ----       ----        ----
Revenues                   $11,014      $12,176    $21,475     $23,075
Contribution from
  operations                 1,094        1,042        639       1,763


3.       ACQUISITION OF INTROSPECT

         In September 1996, the Company exercised its option (the "Option") to acquire all of the stock of Introspect HealthCare, Corporation ("Introspect"). The Company acquired the Option on July 1, 1995, in conjunction with acquiring the Desert Hills New Mexico program from Introspect and entering into a management agreement to manage Introspect for a period of five years. As a result of the "early" exercise of the Option effective as of September 1, 1996 (the Option was exercisable at any time during the five year period) and the significant degree of Introspect's financial dependence on the Company, accounting principles required that the pre-acquisition operating results of Introspect be consolidated with those of the Company. Thus, the operations of Introspect have been included in the Company's consolidated financial results since the July 1, 1995 Option acqusition date.


4.       EARNINGS PER SHARE

         In March 1997, the Financial Accounting Standards Board released SFAS 128 "Earnings Per Share." The new statement is effective December 15, 1997 and early adoption is not permitted. When adopted, SFAS 128 will require the restatement of prior periods and disclosure of basic and diluted earnings per share and related computations. The implementation of SFAS 128 and the retroactive restatement process will have no effect on the Company's reported earnings per share for the three months and six months ended June 30, 1997. The retroactive restatement process would require additional disclosure of basic earnings per share of $.04 and $.11 for the three months and six months ended June 30, 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         YSI operates programs designed to provide educational and treatment services to troubled youth. As of June 30, 1997, YSI operated 23 residential programs in 12 states. The youth in these programs can be segregated into two categories--juvenile justice programs for adjudicated youth and behavioral health programs primarily for non-adjudicated youth. As of June 30, 1997, YSI operated 14 juvenile justice programs and nine behavioral health programs. The Company operates its programs through wholly-owned subsidiaries pursuant to contracts directly with government agencies and third party payors or, in certain instances, with unaffiliated not-for-profit entities that have contracts with government agencies. In March 1997, the board of directors approved, and management committed to, a plan to sell the nine programs which comprise the behavioral health business. This plan of disposition resulted in the recognition of a $27.0 million restructuring charge during the quarter ended March 31, 1997 and a definitive agreement which was signed on July 22, 1997 for the sale of the behavioral health business. See "RECENT DEVELOPMENTS" for further discussion.

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

RECENT DEVELOPMENTS

         In June 1997, the Company was awarded a contract by the State of Florida, Department of Juvenile Justice, to operate a 25-bed juvenile corrections facility for adjudicated youth in Hillsborough County, Florida. The Company commenced operations in July 1997.

         In March 1997, the board of directors approved, and management committed to, a plan to sell the nine programs that comprise the Company's behavioral health business. As a result of this decision to dispose of the behavioral health businesses, the Company recorded a restructuring charge in the quarter ended March 31, 1997 of $27.0 million to reduce the carrying amount of behavioral health assets to their estimated fair value less selling costs. In July 1997, the Company entered into a definitive agreement to sell the behavioral health business for approximately $21.7 million. The Company expects to record a pre-tax gain of approximately $6.0 million from the sale. The Company will continue to operate its behavioral health business until the closing of the sale which is expected to occur on or before September 30, 1997.

RESULTS OF OPERATIONS AND JUVENILE JUSTICE INFORMATION

         The following table sets forth selected items from the Company's consolidated financial statements expressed as a percentage of total revenues:



                                                    FOR THE THREE              FOR THE SIX
                                                    MONTHS ENDED              MONTHS ENDED
                                                      JUNE 30,                   JUNE 30,
                                                      --------                   --------
                                                  1997         1996         1997          1996
                                                  ----         ----         ----          ----
 Revenues                                         100.0%       100.0%       100.0%        100.0%

 Program expense:
      Direct operating                             85.0         86.5         87.6          86.9
      Start-up costs                                  -            -            -           0.1
                                                  -----         ----         ----          ----

Contribution from operations                       15.0         13.5         12.4          13.0

Selling, general and administrative,
      excluding development costs                   7.3          5.1          7.7           4.7

Income (loss) from operations                       6.9          5.4        (43.9)          6.4

Income (loss) before income taxes                   4.9          2.5        (46.7)          3.5

Net income (loss)                                   3.1          1.3        (36.4)          1.9


         The following table sets forth selected items from the Company's consolidated financial statements of the juvenile justice businesses expressed as a percentage of revenues:


                                                    FOR THE THREE                FOR THE SIX
                                                    MONTHS ENDED                MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                                    ------------                ------------
                                                 1997           1996         1997          1996
                                                ------         ------       ------        ------
 Revenues                                       100.0%         100.0%       100.0%        100.0%
 Program expense:
    Direct operating                             81.9           83.6         81.7          83.4
    Start-up costs                                  -              -            -           0.1
                                                ------        ------        ------        ------
 Contribution from operations                    18.1%          16.4%        18.3%         16.5%

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         Juvenile Justice and Behavioral Health

         Revenues. Revenues increased $1,012,000, or 3.6%, to $29,064,000 for the three months ended June 30, 1997 from $28,052,000 for the three months ended June 30, 1996 primarily as a result of the addition of new programs operated by the Company during the 1997 period and the continued expansion at existing facilities. Of the total increase in revenues, $2,201,000 was attributable to the operations of five programs that were acquired or opened after June 30, 1996 and $185,000 was attributable to the 18 programs that were operated by the Company for both the full three months ended June 30, 1997 and 1996. This increase was partially offset by $1,374,000 of non-recurring consulting revenue in the 1996 period. The average daily enrollment for all of the Company's programs increased 16.7% to 2,486 youth for the three months ended June 30, 1997 from 2,131 youth for the three months ended June 30, 1996, including a 6.6% increase in average daily enrollment in the 18 programs that the Company operated for both the full three months ended June 30, 1997 and 1996 to 2,271 youth from 2,131 youth. The Company reported an occupancy rate of 93.3% for the quarter ended June 30, 1997 compared to 93.8% for the quarter ended June 30, 1996 based on an average daily licensed capacity of 2,664 beds for the three months ended June 30, 1997 and 2,271 beds for the three months ended June 30, 1996.

         Program Direct Operating Expenses. Program direct operating expenses increased $449,000, or 1.9%, to $24,711,000 for the three months ended June 30, 1997 from $24,262,000 for the three months ended June 30, 1996 primarily as a result of the addition of new programs operated by the Company during the 1997 period. Of the total increase in expenses, $2,310,000 was attributable to the operations of five programs that were acquired or opened after June 30,1996. The increase in expenses was partially offset by a decrease in expenses of $1,188,000 attributable to the 18 programs that were operated by the Company in both the full three months ended June 30, 1997 and 1996 and $673,000 of expenses related to the non-recurring consulting revenue in the 1996 period. Salaries and related employee benefits constituted approximately 75.1% of program direct operating expenses for the three months ended June 30, 1997 compared to 72.5% of program direct operating expenses for the three months ended June 30, 1996.

         Contribution from Operations. Contribution from operations for the three months ended June 30, 1997 increased $563,000, or 14.9%, to $4,353,000 from $3,790,000 for the three months ended June 30, 1996. Contribution from operations increased as a percentage of revenues to 15.0% for the three months ended June 30, 1997 compared to 13.5% for the three months ended June 30, 1996. This increase was primarily due to significant cost reduction measures implemented during 1997. These cost reduction measures were partially offset by the operating performance of the four juvenile justice programs and one behavioral health program that were in the initial stages of development during the 1997 quarter when contribution margin is typically lower than when fully operational.

         Selling, General and Administrative Expenses. For the three months ended June 30, 1997, selling, general and administrative expenses, exclusive of development costs, increased $687,000, or 47.7%, to $2,126,000 from $1,439,000 for the three months ended June 30, 1996. As a percentage of revenues, selling, general, and administrative expenses, exclusive of development costs, increased to 7.3% for the three months ended June 30, 1997 from 5.1% for the three months ended June 30, 1996. This increase primarily resulted from the Company's efforts to develop the infrastructure necessary to enhance its current operations and continue its growth.

      Development Costs. Development costs for the three months ended
June 30, 1997, decreased $61,000, or 22.3%, to $213,000 from $274,000 for the three months ended June 30, 1996. This decrease was primarily due to the elimination of several behavioral health-related development positions in connection with the Company's decision to dispose of the behavioral health business.

      Net Interest Expense.  Net interest expense decreased $207,000, or
25.6%, to $602,000 for the three months ended June 30, 1997 from $809,000 for the three months ended June 30, 1996. The decrease in interest expense resulted from the repayment of debt subsequent to June 30, 1996 incurred in connection with the acquisitions of Desert Hills of New Mexico and Introspect.

      Income Taxes. The provision for income taxes was $525,000, representing an effective tax rate of 37.2% for the three months ended June 30, 1997 as compared to income tax provision of $333,000, representing an effective tax rate of 47.6% for the three months ended June 30, 1996. The decrease in the effective tax rate was primarily attributable to the significant amount of non-deductible expenses in the 1996 period attributable to the behavioral health acquisitions.

      Net Income. Net income was $887,000, or $0.09 per share, for the three months ended June 30, 1997 compared to $366,000, or $.04 per share, for the three months ended June 30, 1996.

      Juvenile Justice Operations

      During the quarter ended March 31, 1997, the Board of Directors approved, and management committed to, a plan to sell the nine programs that comprise the Company's behavioral health business. See "RECENT DEVELOPMENTS". To demonstrate the operating performance of the Company excluding the behavioral health business, the operating results derived from the Company's juvenile justice programs for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996 were as set forth below.

      Revenues. Revenues derived from juvenile justice programs increased $3,447,000, or 23.6%, to $18,050,000 for the three months ended June 30, 1997 from $14,603,000 for the three months ended June 30, 1996 primarily as a result of new programs operated by the Company during the 1997 period and the continued expansion of existing facilities. Of the total increase in revenues, $1,969,000 was attributable to the four programs that were opened after the quarter ended June 30, 1996, and $1,478,000 was attributable to the 10 programs that were operated by the Company in both the three months ended June 30, 1997 and 1996. The average daily enrollment for all of the Company's juvenile justice programs increased 20.5% to 1,743 youth for the three months ended June 30, 1997 from 1,447 for the three months ended June 30, 1996, including a 7.8% increase in average daily enrollment in the 10 programs that the Company operated for both the three months ended June 30, 1997 and 1996 to 1,560 from 1,447. The Company reported an average occupancy rate of 94.5% for the three months ended June 30, 1997 compared to 94.1% for the three months ended June 30, 1996 based on an average daily licensed capacity of 1,845 beds for the three months ended June 30, 1997 and 1,537 for the three months ended June 30, 1996.

     Program Direct Operating Expenses. Program direct operating expenses incurred from juvenile justice programs increased $2,582,000, or 21.1%, to $14,791,000 for the three months ended June 30, 1997 from $12,209,000 for the three months ended June 30, 1996 primarily as a result of the addition of new programs operated by the Company during the 1997 period and the continued expansion of existing facilities. Of the total increase in expenses, $2,083,000 is attributable to the operations of four programs that were opened after the quarter ended June 30, 1996 and $499,000 was attributable to the 10 programs that were operated by the Company in both the full three months ended June 30, 1997 and 1996. Salaries and related benefits constituted approximately 72.8% of program direct operating expenses for the three months ended June 30, 1997 compared to 72.2% of program direct operating expenses for the three months ended June 30, 1996.

         Contribution from Operations. Contribution from operations derived from juvenile justice programs for the three months ended June 30, 1997 increased $865,000, or 36.1%, to $3,259,000 from 2,394,000 for the three months ended June 30, 1996. Contribution from operations increased as a percentage of juvenile justice revenues to 18.1% for the three months ended June 30, 1997compared to 16.4% for the three months ended June 30, 1996

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         Juvenile Justice and Behavioral Health

         Revenues. Revenues increased $2,953,000, or 5.5%, to $56,314,000 for the six months ended June 30, 1997 from $53,361,000 for the six months ended June 30, 1996 primarily as a result of the addition of new programs operated by the Company during each period and the continued expansion of existing facilities. Of the total increase in revenues, $555,000 was attributable to the operations of one program acquired during the six months ended June 30, 1996; $3,091,000 was attributable to the operations of five programs that were acquired or opened after June 30, 1996; and $1,263,000 was attributable to the 17 programs that were operated by the Company in both the full six months ended June 30, 1997 and 1996. The increase in revenues was partially offset by a decrease in revenues of $1,956,000 resulting from certain non-recurring consulting revenues in the 1996 period. The average daily enrollment for all of the Company's programs increased 19.4% to 2,415 youth for the six months ended June 30, 1997 from 2,023 youth for the six months ended June 30, 1996, including a 10.8% increase in average daily enrollment in the 17 programs that the Company operated for both the six months ended June 30, 1997 and 1996 to 2,241 youth from 2,023 youth. The Company reported an occupancy rate of 92.9% for the six months ended June 30, 1997 compared to 92.3% for the six months ended June 30, 1996 based on an average daily licensed capacity of 2,600 beds for the six months ended June 30, 1997 and 2,191 beds for the six months ended June 30, 1996.

         Program Direct Operating Expenses. Program direct operating expenses increased $2,962,000, or 6.4%, to $49,333,000 for the six months ended June 30, 1997 from $46,371,000 for the six months ended June 30, 1996 primarily as a result of the addition of new programs operated by the Company during each period and the continued expansion of existing facilities. Of the total increase in expenses, $283,000 was attributable to the operations of one program acquired during the six months ended June 30, 1996; $3,603,000 was attributable to the operations of five programs that were acquired or opened after the quarter ended June 30, 1996 and $233,000 was attributable to the 17 programs that were operated by the Company in both the full six months ended June 30, 1997 and 1996. The increase in expenses was partially offset by a decrease in expenses of $1,157,000 resulting from the expenses related to the 1996 non-recurring consulting revenue. Salaries and related employee benefits constituted approximately 72.2% of program direct operating expenses for the six months ended June 30, 1997 compared to 72.3%.

         Contribution from Operations. Contribution from operations for the six months ended June 30,1997 increased $19,000, or 0.3%, to $6,981,000 from $6,962,000 for the six months ended June 30, 1996. Contribution from operations decreased as a percentage of revenues to 12.4% for the six months ended June 30, 1997 compared to 13.0% for the six months ended June 30, 1996. This percentage decrease was mainly due to the continuing deterioration of the operating performance of the behavioral health businesses in the six month period ended June 30, 1997 compared to the six month period ended June 30, 1996 and the operating performance of four juvenile justice programs that were in the initial stages of development during the six month period ended June 30, 1997.

         Selling, General and Administrative Expenses. For the six months ended June 30, 1997, selling, general and administrative expenses, exclusive of development costs, increased $1,823,000, or 72.9%, to $4,322,000 from $2,499,000 for the six months ended June 30, 1996. As a percentage of revenues, selling, general and administrative expenses, exclusive of development costs, increased to 7.7% for the six months ended June 30, 1997 from 4.7% for the six months ended June 30, 1996. The most significant components of these costs relate to the compensation expense and consulting fees associated with business professionals necessary for the development and oversight of the Company's operations. The increase as a percentage of revenue for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 is primarily attributable to the Company's efforts to develop theinfrastructure necessary to enhance its current operations and continue its growth.

         Development Costs. Development costs for the six months ended June 30, 1997, decreased $66,000, or 14.3%, to $394,000 from $460,000 for the six months ended June 30, 1996. This decrease was primarily due to the elimination of several behavioral health-related development positions in connection with the Company's decision to dispose of the behavioral health business.


         Net Interest Expense. Net interest expense increased $36,000, or 2.3%, to $1,591,000 for the six months ended June 30, 1997 from $1,555,000 for the six months ended June 30, 1996. The increase was primarily attributable to an increase in the average line of credit balance from the 1996 period to the 1997 period.

         Income Taxes. The benefit for income taxes was $5,850,000, representing an effective tax rate of 22.2% for the six months ended June 30, 1997 as compared to an income tax provision of $878,000, representing an effective tax rate of 46.7% for the six months ended June 30, 1996. The decrease in the effective tax rate was primarily attributable to the Company's inability to fully recognize the tax benefits associated with the $27,000,000 restructuring charge due to the non-deductibility of a large component of goodwill which was written off and included in the restructuring charge.

         Net (Loss) Income. Net loss was $20,476,000, or $2.07 per share, for the six months ended June 30, 1997 compared to net income of $1,001,000, or $.10 per share, for the six months ended June 30, 1996. Without the restructuring charge, the Company would have reported net income of $433,000 or $0.04 per share for the six month period ended June 30, 1997.

         Juvenile Justice Operations

         During the quarter ended March 31, 1997, the Board of Directors approved, and management committed to, a plan to sell the nine programs that comprise the Company's behavioral health business. See "RECENT DEVELOPMENTS". To demonstrate the operating performance of the Company excluding the behavioral health business, the Company's operating results derived from the Company's juvenile justice programs for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 were as set forth below.

         Revenues. Revenues derived from juvenile justice programs increased $5,538,000, or 19.1%, to $34,569,000 for the six months ended June 30, 1997 from $29,031,000 for the six months ended June 30, 1996 primarily as a result of new programs operated by the Company during the 1997 period and the continued expansion of existing facilities. Of the total increase in revenues, $2,687,000 was attributable to four programs that were opened after the quarter ended June 30, 1996 and $2,851,000 was attributable to the 10 programs that were operated by the Company in both the full six months ended June 30, 1997 and 1996. The average daily enrollment for all of the Company's juvenile justice programs increased 19.7% to 1,686 youth for the six months ended June 30, 1997 from 1,408 for the six months ended June 30, 1996, including a 8.9% increase in average daily enrollment in the 10 programs that the Company operated for both the six months ended June 30, 1997 and 1996 to 1,533 from 1,408. The Company reported an average occupancy rate of 94.4% for the six months ended June 30, 1997 compared to 93.2% for the six months ended June 30, 1996 based on an average daily licensed capacity of 1,786 beds for the six months ended June 30, 1997 and 1,510 for the six months ended June 30, 1996.

         Program Direct Operating Expenses. Program direct operating expenses incurred from juvenile justice programs increased $4,004,000, or 16.5%, to $28,227,000 for the six months ended June 30, 1997 from $24,223,000 for the six months ended June 30, 1996 primarily as a result of the addition of new programs operated by the Company during each period and the continued expansion of existing facilities. Of the total increase in expenses, $3,195,000 was attributable to the operations of four programs that were opened after the third quarter of fiscal 1996; and $809,000 was attributable to the 10 programs that were operated by the Company in both the six months ended June 30, 1997 and 1996. Salaries and related benefits constituted approximately 74.3% of program direct operating expenses for the six months ended June 30, 1997 compared to 72.7% of program direct operating expenses for the six months ended June 30, 1996.

         Contribution from Operations. Contribution from operations derived from juvenile justice programs for the six months ended June 30, 1997 increased $1,562,000, or 32.7%, to $6,342,000 from $4,780,000 for the six months ended
June 30, 1996. Contribution from operations increased as a percentage of juvenile justice revenues to 18.3% for the six months ended June 30, 1997 compared to 16.5% for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company had $116,000 in cash and $13,993,000 of working capital. Net cash provided by operating activities was $3,477,000 for the six months ended June 30, 1997 compared to net cash used in operating activities of $1,661,000 for the six months ended June 30, 1996. This increase resulted primarily from the Company's favorable accounts receivable collection experience between periods.

         Net cash provided by investing activities was $2,029,000 for the six months ended June 30, 1997, comprised primarily of proceeds from investment sales of $5,101,000 offset by $628,000 used to fund acquisitions and $2,796,000 that was invested in capital expenditures.

         Net cash used in financing activities was $8,798,000 for the six months ended June 30, 1997 comprised primarily of repayments of short-term borrowings and long-term debt of $11,334,000 offset by $2,536,000 of proceeds from stock option exercises and employee stock purchases.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits


                 EXHIBIT NO.               DESCRIPTION
                -------------  ----------------------------------------------
                    11         Computation of Per Share Earnings

                    27         Financial Data Schedule



         (b) The Company filed the following reports on Form 8-K during the quarter ended June 30, 1997:

     1. Form 8-K dated May 12, 1997 to report the Company's change in yearend from June 30 to December 31.

     2. Form 8-K dated July 22, 1997 to report the Companys's signed agreement for the disposition of its behavioral health business.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of1934, the registrant has duly caused this report to be signed on its behalf bythe undersigned thereunto duly authorized.

                YOUTH SERVICES
                INTERNATIONAL, INC.

                By:  /s/WILLIAM P. MOONEY
                --------------------------
                William P. Mooney
                Chief Financial Officer and
                Treasurer

Date:August 14, 1997