Form 10-Q
period 1997-09-30
YOUTH SERVICES INTERNATIONAL INC
filed 1997-11-14
CIK 876726

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarter Ended                   Commission File Number
            September 30, 1997                           0-23284
            ------------------                           -------


                       YOUTH SERVICES INTERNATIONAL, INC.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Maryland                             52-1715690
             --------                             ----------
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


Number of shares of common stock outstanding on September 30, 1997:  10,159,334

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

                       YOUTH SERVICES INTERNATIONAL, INC.

                                INDEX - FORM 10-Q

                               SEPTEMBER 30, 1997




PART I - FINANCIAL INFORMATION                                                            PAGE
                                                                                          ----
Item 1.             Consolidated Financial Statements

                    Consolidated Statements of Operations -
                    For the Three Months and Nine Months Ended
                    September 30, 1997 and 1996                                              2

                    Consolidated Balance Sheets -
                    As of September 30, 1997 and December 31, 1996                           3

                    Consolidated Statements of Cash Flows-
                    For the Nine Months Ended
                    September 30, 1997 and 1996                                              5

                    Notes to Consolidated Financial Statements                               7

Item 2.             Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                            9

PART II - OTHER INFORMATION

Items 2 through 5 have been omitted since the item is either inapplicable or the answer is negative.

Item 6              Exhibits and Reports on Form 8-K                                        17

Signatures                                                                                  18

               YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN $000'S EXCEPT PER SHARE DATA)


                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                               SEPTEMBER 30,               SEPTEMBER 30,
                                         ----------------------       ----------------------
                                           1997          1996           1997          1996
                                         ----------------------       ----------------------

REVENUES                                 $28,504        $27,696       $ 84,802       $81,057
                                         -------        -------       --------       -------
PROGRAM EXPENSES:
    Direct operating                      24,955         24,316         74,273        70,687
    Start-up costs                            57             -              57            28
                                         -------        -------       --------       -------
CONTRIBUTION FROM OPERATIONS               3,492          3,380         10,472        10,342

OTHER OPERATING EXPENSES:

    Development costs                        300            264            694           155
    Selling, general and administrative    1,775          1,585          6,097         4,653
    Restructuring costs                       -              -          27,000            -
    Costs of attempted acquisitions           -              -              -            569
                                         -------        -------       --------       -------

 INCOME (LOSS) FROM OPERATIONS             1,417          1,531        (23,319)        4,965

 INTEREST AND OTHER EXPENSE, net            (647)          (764)        (2,238)       (2,319)
                                         -------        -------       --------       -------

 INCOME (LOSS) BEFORE TAXES                  770            767        (25,557)        2,646

 INCOME TAX EXPENSE(BENEFIT)                 297            197         (5,554)        1,075
                                         -------        -------       --------       -------
 NET INCOME(LOSS)                        $   473        $   570       $(20,003)      $ 1,571
                                         =======        =======       ========       =======

 EARNINGS(LOSS) PER SHARE                $  0.04        $  0.06       $  (2.00)      $  0.17
                                         =======        =======       ========       =======
 WEIGHTED AVERAGE SHARES
    OUTSTANDING                           10,563         10,147          9,979         9,464
                                         =======        =======       ========       =======



   The accompanying notes are an integral part of these financial statements.

               YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (IN $000'S)

                                     ASSETS

                                             SEPTEMBER 30,     DECEMBER 31,
                                                 1997               1996
                                              -----------       ------------
                                                                 (AUDITED)

CURRENT ASSETS:
    Cash                                         $ 2,303           $ 3,408
    Investments                                      -               5,204
    Accounts receivable, net                      18,652            23,175
    Refundable income taxes                          -               1,046
    Current portion of notes receivable              136               128
    Prepaid expenses, supplies and other           2,482             3,360
    Deferred tax asset                               323               110
                                                 -------           -------
         Total current assets                     23,896            36,431
                                                 -------           -------

PROPERTY AND EQUIPMENT, net                       21,412            27,425
                                                 -------           -------
OTHER ASSETS:
    Deferred debt issue costs, net                 2,292             2,511
    Goodwill, net                                  2,272            20,675
    Notes receivable, net of current portion       2,953             3,056
    Deferred tax asset                             7,218               591
    Other assets, net                              3,144             2,400
                                                 -------           -------
                                                  17,879            29,233
                                                 -------           -------
         Total assets                            $63,187           $93,089
                                                 =======           =======




   The accompanying notes are an integral part of these financial statements.

               YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (IN $000'S)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                         SEPTEMBER 30,    DECEMBER 31,
                                                             1997             1996
                                                         -----------      ------------
                                                                           (AUDITED)

 CURRENT LIABILITIES:
     Accounts payable and accrued expenses                 $  9,660           $10,175
     Short-term borrowings                                    2,026            11,313
     Current portion of long-term debt and
          capital lease obligations                              89               602
                                                           --------           -------
          Total current liabilities                          11,775            22,090

 DEFERRED REVENUE                                                73             1,469

 LONG-TERM DEBT AND CAPITAL LEASE
     OBLIGATIONS, net of current portion                      2,155             3,752

 7% CONVERTIBLE SUBORDINATED DEBENTURES                      32,200            32,200

 12% SUBORDINATED DEBENTURES, net of
     unamortized discount                                       995               988
                                                           --------           -------
          Total liabilities                                  47,198            60,499
                                                           --------           -------
 SHAREHOLDERS' EQUITY
     Common stock                                               102                93
     Additional paid-in capital                              30,835            27,500
     Unrealized loss on investments                              -                (58)
     Retained (deficit) earnings                            (14,948)            5,055
                                                           --------           -------
          Total shareholders' equity                         15,989            32,590
                                                           --------           -------
          Total liabilities and shareholders' equity       $ 63,187           $93,089
                                                           ========           =======



   The accompanying notes are an integral part of these financial statements.

               YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN $000'S)

                                                                             NINE  MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                       -----------------------------
                                                                          1997               1996
                                                                       ----------        -----------
OPERATING ACTIVITIES:
    Net (loss) income                                                   $(20,003)           $  1,571
    Adjustments to reconcile net (loss) income to net
        cash provided by (used in) operating activities:
            Depreciation and amortization                                  4,378               3,305
            Income from Introspect operations                                 -                 (210)
            Loss on sale of investments                                      203                  -
            Stock granted as compensation                                     75                  -
            Restructuring charge                                          27,000                  -
            Loss on sale of fixed assets                                      23                  64
            Net change in operating assets and liabilities                (3,911)             (6,657)
                                                                        --------            --------
        Net cash provided by (used in) operating activities                7,765              (1,927)
                                                                        --------            --------
INVESTING ACTIVITIES:
    Purchases of property and equipment, net                              (4,659)             (5,460)
    Purchase of investments                                                   -              (10,394)
    Repayments of (increase in) notes receivable                              95              (3,197)
    Proceeds from sale of investments                                      5,101                  -
    Proceeds from sale of fixed assets                                       984                  80
    Increase in other assets                                              (1,369)             (4,044)
    Cash paid for businesses acquired, net  of cash received                (629)             (7,971)
                                                                        --------            --------
        Net cash used in investing activities                               (477)            (30,986)
                                                                        --------            --------
FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and employee stock
       purchase plan                                                       3,007               2,603
    Repayments of short-term borrowings, long-term debt and
       capital lease obligations, net                                    (11,400)            (19,616)
    Proceeds from short-term borrowings and long-term debt                    -               11,226
    Proceeds from issuance of convertible debentures                          -               37,950
                                                                        --------            --------
        Net cash (used in) provided by financing activities               (8,393)             32,163
                                                                        --------            --------
NET DECREASE IN CASH                                                      (1,105)               (750)
CASH, beginning of period                                                  3,408               2,492
                                                                        --------            --------
CASH, end of period                                                     $  2,303            $  1,742
                                                                        ========            ========


   The accompanying notes are an integral part of these financial statements.

               YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN $000'S)


                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                        --------------------------
                                                                           1997              1996
                                                                        --------------------------

CHANGE IN OPERATING ASSETS AND LIABILITIES, NET OF BUSINESSES
    ACQUIRED:
    Accounts receivable and refundable income taxes                     $ 4,803            $(5,198)
    Prepaid expenses, supplies and other                                  1,163               (892)
    Deferred taxes                                                       (6,840)              (266)
    Accounts payable and accrued expenses                                (1,641)              (650)
    Deferred revenue                                                     (1,396)               349
                                                                        -------            -------
          Net change in operating assets and liabilities                $(3,911)           $(6,657)
                                                                        =======            =======

SUPPLEMENTAL DISCLOSURES:
    Cash paid for interest                                              $ 2,937            $ 1,807
                                                                        =======            =======
    Cash paid for taxes, net of refunds                                 $  (343)           $ 1,615
                                                                        =======            =======





  The accompanying notes are an integral part of these financial statements.

                       YOUTH SERVICES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       FINANCIAL INFORMATION

         In management's opinion, the accompanying interim unaudited consolidated financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of Youth Services International, Inc.'s ("YSI's" or the "Company's") financial position at September 30, 1997 and the results of its operations for the three months and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996. The accompanying audited consolidated balance sheet as of December 31, 1996 is presented herein as set forth in YSI's Form 10-K for the six months ended December 31, 1996. This transition report on Form 10-K was filed due to the Company's decision in April 1997 to change its fiscal year end from June 30 to December 31. The statements herein are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in YSI's consolidated financial statements on Form 10-K have been omitted from these statements, as permitted under the applicable rules and regulations. Readers of these statements should refer to the consolidated financial statements and notes thereto as of December 31, 1996 and June 30, 1996 and for the periods then ended filed with the Securities and Exchange Commission on Form 10-K. The consolidated financial statements for the three and nine months ended September 30, 1996 have been adjusted to reflect the consolidation of the results of operations of Introspect HealthCare, Corporation. See NOTE 3 - ACQUISITION OF INTROSPECT for further discussion.

         The weighted average shares outstanding and the per share amounts as of and for the three months and nine months ended September 30, 1996 have been restated to reflect a three-for-two stock split which was effective May 24, 1996.

         Operating results for the three months and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for a full fiscal year.

2.       DISPOSITION OF BEHAVIORAL HEALTH BUSINESS

         In March 1997, the board of directors approved, and management committed to, a plan to sell the nine programs that comprise the Company's behavioral health business. As a result of this decision to dispose of the behavioral health business, the Company recorded a restructuring charge in the quarter ended March 31, 1997 of $27.0 million to reduce the carrying amount of behavioral health assets to their estimated fair value less selling costs. In July 1997, the Company entered into a definitive agreement to sell the behavioral health business for approximately $21.7 million. On October 31, 1997, the Company entered into an amendment to the definitive agreement pursuant to which the Company agreed to sell all of the behavioral health business other than the two programs in Texas for $16.0 million in cash and an additional payment of $4.5 million in cash if operating results of the behavioral health business (other than the Texas programs) for September, October and November, 1997 exceed a certain threshold. The purchase price is subject to adjustment based on the change in working capital of the businesses sold. Pursuant to the amendment, the Company has the right to sell the Texas operations to the buyer for $1.5 million in cash upon the occurrence of certain conditions, which the Company expects to occur on or before December 31, 1997. On October 31, 1997 the Company consummated the sale of the behavioral health business (other than the Texas programs) for $15.9 million in cash (the purchase price of $16.0 million less the estimated change in working capital). The Company continued to operate its behavioral health businesses through the October 31, 1997 closing and will continue to operate the Texas facilities until the closing on these facilities is consummated. The Company will record a gain on the sale, before the effect of taxes, of between approximately $1.5 million and $6.0 million depending on the results of the earnout.

         Revenues and contribution from operations for the behavioral health business for the three and nine months ended September 30, 1997 and 1996 were as follows (in thousands):

                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                      SEPTEMBER 30,             SEPTEMBER 30,
                                 ---------------------      ----------------------
                                   1997         1996          1997          1996
                                   ----         ----          ----          ----

Revenues                         $9,937       $12,579        $31,666      $36,416
Contribution from
  operations                         24         1,033            662        2,811


3.       ACQUISITION OF INTROSPECT

         In September 1996, the Company exercised its option (the "Option") to acquire all of the stock of Introspect HealthCare, Corporation ("Introspect"). The Company acquired the Option on July 1, 1995, in conjunction with acquiring the Desert Hills New Mexico program from Introspect and entering into a management agreement to manage Introspect for a period of five years. As a result of the "early" exercise of the Option effective as of September 1, 1996 (the Option was exercisable at any time during the five year period) and the significant degree of Introspect's financial dependence on the Company, accounting principles required that the pre-acquisition operating results of Introspect be consolidated with those of the Company. Thus, the operations of Introspect have been included in the Company's consolidated financial results since the July 1, 1995 Option acquisition date. See Note 2 - DISPOSITION OF BEHAVIORAL HEALTH BUSINESS for discussion of the closing of the behavioral health sale on October 31, 1997 which included the sale of Introspect.


4.      EARNINGS PER SHARE

         In March 1997, the Financial Accounting Standards Board released SFAS 128 "Earnings Per Share." The new statement is effective December 15, 1997 and early adoption is not permitted. When adopted, SFAS 128 will require the restatement of prior periods and disclosure of basic and diluted earnings per share and related computations. The implementation of SFAS 128 and the retroactive restatement process will have no effect on the Company's reported earnings per share for the nine months ended September 30, 1997. The retroactive restatement process would require additional disclosure of basic earnings per share of $.05 for the three months ended September 30, 1997 and $.06 and $.18 for the three months and nine months ended September 30, 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         YSI operates programs designed to provide educational and treatment services to troubled youth. As of September 30, 1997, YSI operated 24 residential programs in 12 states. The youth in these programs can be segregated into two categories--juvenile justice programs for adjudicated youth and behavioral health programs primarily for non-adjudicated youth. As of September 30, 1997, YSI operated 15 juvenile justice programs and nine behavioral health programs. The Company operates its programs through wholly-owned subsidiaries pursuant to contracts directly with government agencies and third party payors or, in certain instances, with unaffiliated not-for-profit entities that have contracts with government agencies. In March 1997, the board of directors approved, and management committed to, a plan to sell the nine programs which comprise the behavioral health business. This plan of disposition resulted in the recognition of a $27.0 million restructuring charge during the quarter ended March 31, 1997. On October 31, 1997, the Company consummated the sale of seven of the nine behavioral health programs and entered into an agreement to sell the two remaining programs. See "RECENT DEVELOPMENTS".

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

         Certain oral statements made by management from time to time and certain statements in "MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" contained herein regarding matters which are not historical facts are forward-looking statements (as such term is defined in the Securities Act of 1933) and because such statements involve known and unknown risks, uncertainties or other factors not under the Company's control, actual results, performance or achievements of the Company may be materially different from the results, performance or other expectations expressed or implied in these forward-looking statements.

RECENT DEVELOPMENTS

         In October 1997, the Company was awarded two contracts by the State of Florida, Department of Juvenile Justice, to operate existing 40-bed male and 30-bed female juvenile corrections facilities in Pompano and Daytona Beaches, respectively. The Company commenced operations in November 1997 at both facilities.

         In October 1997, the Company was selected by the State of Delaware, Department of Service for Children, Youth and Their Families to operate a 17-bed residential program. The Company commenced operations of this program in November 1997.

         The Company has begun renovations and intends to occupy space in Rantoul, Illinois to operate a juvenile transition program accepting placements of adjudicated youth. The Company expects initially to serve approximately 50 youth and ultimately 200 youth at the Rantoul facility and to commence operations in January 1998.

         The Company also has begun construction and plans to establish an academy program serving approximately 150 youth in Elmore, Minnesota. The Company anticipates the facility will be open for placements for adjudicated youth in January 1998.

         In March 1997, the board of directors approved, and management committed to, a plan to sell the nine programs that comprise the Company's behavioral health business. As a result of this decision to dispose of the behavioral health business, the Company recorded a restructuring charge in the quarter ended March 31, 1997 of $27.0 million to reduce the carrying amount of behavioral health assets to their estimated fair value less selling costs. In July 1997, the Company entered into a definitive agreement to sell the behavioral health business for approximately $21.7 million. On October 31, 1997, the Company entered into an amendment to the definitive agreement pursuant to which the Company agreed to sell all of the behavioral health business other than the two programs in Texas for $16.0 million in cash and an additional payment of $4.5 million in cash if operating results of the behavioral health business (other than the Texas programs) for September, October and November, 1997 exceed a certain threshold. The purchase price is subject to adjustment based on the change in working capital of the businesses sold. Pursuant to the amendment, the Company has the right to sell the Texas operations to the buyer for $1.5 million in cash upon the occurrence of certain conditions, which the Company expects to occur on or before December 31, 1997. On October 31, 1997 the Company consummated the sale of the behavioral health business (other than the Texas programs) for $15.9 million in cash (the purchase price of $16.0 million less the estimated change in working capital). The Company continued to operate its behavioral health businesses through the October 31, 1997 closing and will continue to operate the Texas facilities until the closing on these facilities is consummated. The Company will record a gain on the sale, before the effect of taxes, of between approximately $1.5 million and $6.0 million depending on the results of the earnout.

RESULTS OF OPERATIONS AND JUVENILE JUSTICE INFORMATION

         The following table sets forth selected items from the Company's consolidated financial statements expressed as a percentage of total revenues:



                                            FOR THE THREE            FOR THE NINE
                                            MONTHS ENDED             MONTHS ENDED
                                            SEPTEMBER 30,            SEPTEMBER 30,
                                       --------------------       --------------------
                                         1997        1996            1997       1996
                                       ---------  ---------       ---------  ---------


 Revenues                                100.0%      100.0%         100.0%     100.0%

 Program expense:
      Direct operating                    87.5        87.8           87.6       87.2
      Start-up costs                       0.2          -             0.1         -
                                       --------    --------       ---------  ---------

Contribution from operations              12.3        12.2           12.3       12.8

Selling, general and administrative        6.2         5.7            7.2        5.7

Income (loss) from operations              5.0         5.5          (27.5)       6.1

Income (loss) before taxes                 2.7         2.8          (30.1)       3.3

Net income (loss)                          1.7         2.1          (23.6)       1.9


         The following table sets forth selected items from the Company's consolidated financial statements with respect to only the juvenile justice business, expressed as a percentage of revenues from the juvenile justice business:


                                           FOR THE THREE            FOR THE NINE
                                           MONTHS ENDED             MONTHS ENDED
                                           SEPTEMBER 30,            SEPTEMBER 30,
                                        ------------------       --------------------
                                          1997      1996            1997      1996
                                         ------    ------          ------    ------

 Revenues                                100.0%     100.0%         100.0%    100.0%
 Program expense:
    Direct operating                      81.0       84.5           81.4      83.1
    Start-up costs                          .3         -              .1        -
                                        --------  ---------      ---------  ---------
 Contribution from operations             18.7%      15.5%          18.5%     16.9%

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         Juvenile Justice and Behavioral Health

         Revenues. Revenues increased $808,000, or 2.9%, to $28,504,000 for the three months ended September 30, 1997 from $27,696,000 for the three months ended September 30, 1996. This net increase resulted from the addition of five new juvenile justice programs subsequent to September 30, 1996 which provided additional revenues of $2,700,000 and the expansion of juvenile justice programs existing at September 30, 1996 which generated an increase of $750,000. These increases were partially offset by a decrease of $2,642,000 in the revenues generated from the behavioral health business between periods which was due to the reductions in overall funding and rates from certain primary revenue sources as well as minor declines in census. (See "RECENT DEVELOPMENTS" for further discussion of the sale of the Company's behavioral health business.) The average daily enrollment for all of the Company's programs increased 16.7% to 2,505 youth for the three months ended September 30, 1997 from 2,146 youth for the three months ended September 30, 1996, including a 5.4% increase in average daily enrollment in the 19 programs that the Company operated for both the full three months ended September 30, 1997 and 1996 to 2,262 youth from 2,146 youth. The Company reported an occupancy rate of 89.0% for the quarter ended September 30, 1997 compared to 91.6% for the quarter ended September 30, 1996 based on an average daily residential licensed capacity of 2,816 beds for the three months ended September 30, 1997 and 2,344 beds for the three months ended September 30, 1996. The decrease in occupancy percentage is due primarily to the fact that several of the five new juvenile justice programs were still in various stages of development where maximum occupancy had not yet been reached as well as a slight decline in overall census at the behavioral health facilities.

         Program Direct Operating Expenses. Program direct operating expenses increased $639,000, or 2.6%, to $24,955,000 for the three months ended September 30, 1997 from $24,316,000 for the three months ended September 30, 1996. As a percentage of revenue, program direct operating expenses were 87.5% and 87.8%, thereby generating program contribution margin percentage of 12.5% and 12.2%, for the three months ended September 30, 1997 and 1996, respectively. This slight improvement between periods is due to certain operating efficiencies and consolidations implemented throughout the Company's juvenile justice programs. These operating efficiencies were partially offset by the poor financial performance of the behavioral health business in the 1997 period. Salaries and related employee benefits constituted approximately 74.4% of program direct operating expenses for the three months ended September 30, 1997 compared to 74.8% of program direct operating expenses for the three months ended September 30, 1996.

         Start-up Costs. Start-up costs were $57,000 for the three months ended September 30, 1997 compared to $0 for the three months ended September 30, 1996. All start-up costs in the 1997 period relate to the Elmore, Minnesota "de novo" project. There were no start-up projects in the 1996 period.

         Contribution from Operations. Contribution from operations, which includes the effects of start-up costs in each period, increased $112,000, or 3.3%, for the three months ended September 30, 1997 to $3,492,000 from $3,380,000 for the three months ended September 30, 1996. Contribution from operations increased as a percentage of revenues to 12.3% for the three months ended September 30, 1997 compared to 12.2% for the three months ended September 30, 1996.

         Selling, General and Administrative Expenses. For the three months ended September 30, 1997, selling, general and administrative expenses increased $190,000, or 12.0%, to $1,775,000 from $1,585,000 for the three months ended
September 30, 1996. As a percentage of revenues, selling, general, and administrative expenses increased to 6.2% for the three months ended September 30, 1997 from 5.7% for the three months ended September 30, 1996. This increase primarily resulted from the Company's efforts to develop the infrastructure necessary to enhance its current operations and continue its growth.

         Development Costs. For the three months ended September 30, 1997, development costs increased $36,000, or 13.6%, to $300,000 from $264,000 for the three months ended September 30, 1996. This increase was primarily due to the Company's focus on growth and the hiring of individuals specifically targeting development activities in new markets.

         Net Interest and Other Expense. Net interest and other expense decreased $117,000, or 15.3%, to $647,000 for the three months ended September 30, 1997 from $764,000 for the three months ended September 30, 1996. The decrease was primarily attributable to a decrease in the average outstanding line of credit balance from the 1996 period to the 1997 period.

         Income Taxes. The provision for income taxes was $297,000, representing an effective tax rate of 38.6% for the three months ended September 30, 1997 as compared to an income tax provision of $197,000, representing an effective tax rate of 25.7% for the three months ended September 30, 1996. The increase in the effective tax rate was primarily attributable to the fact that in the 1996 period, the pre-acquisition consolidated Introspect earnings (SEE "ACQUISITION OF INTROSPECT") were not taxable to the Company.

         Net Income. Net income was $473,000, or $0.04 per share, for the three months ended September 30, 1997 compared to $570,000, or $.06 per share, for the three months ended September 30, 1996.

      Juvenile Justice Operations

      During the quarter ended March 31, 1997, the Board of Directors approved, and management committed to, a plan to sell the nine programs that comprise the Company's behavioral health business and on October 31, 1997, the Company consummated the sale of seven of the nine behavioral health programs and entered into an agreement to sell the two remaining programs. See "RECENT DEVELOPMENTS". To demonstrate the operating performance of the Company excluding the behavioral health business, the operating results derived from the Company's juvenile justice programs for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996 were as set forth below.

      Revenues. Revenues derived from juvenile justice programs increased $3,450,000, or 22.8%, to $18,567,000 for the three months ended September 30, 1997 from $15,117,000 for the three months ended September 30, 1996. The increase resulted from the addition of five new juvenile justice programs subsequent to September 30, 1996 which provided additional revenues of $2,700,000 and the expansion of juvenile justice programs existing at September 30, 1996 which generated an increase of $750,000. The average daily enrollment for all of the Company's residential juvenile justice programs increased 20.9% to 1,777 youth for the three months ended September 30, 1997 from 1,470 for the three months ended September 30, 1996, including a 4.4% increase in average daily enrollment in the 10 programs that the Company operated for both the full three months ended September 30, 1997 and 1996 to 1,534 from 1,470. The Company reported an average juvenile justice occupancy rate of 90.0% for the three months ended September 30, 1997 compared to 93.0% for the three months ended September 30, 1996 based on an average daily licensed capacity of 1,975 beds for the three months ended September 30, 1997 and 1,580 for the three months ended September 30, 1996. The decrease in occupancy percentage is due primarily to the fact that several of the five new juvenile justice programs were still in various stages of development where maximum occupancy had not yet been reached.

     Program Direct Operating Expenses. Program direct operating expenses incurred from juvenile justice programs increased $2,272,000, or 17.8%, to $15,042,000 for the three months ended September 30, 1997 from $12,770,000 for the three months ended September 30, 1996. As a percentage of revenue, program direct operating expenses were 81.0% and 84.5%, thereby generating program contribution margin percentage of 19.0% and 15.5% for the three months ended September 30, 1997 and 1996, respectively. This improvement between periods is due to certain operating efficiencies and consolidations implemented throughout the Company's juvenile justice programs. Salaries and related benefits constituted approximately

76.3% of program direct operating expenses for the three months ended September 30, 1997 compared to 77.6% of program direct operating expenses for the three months ended September 30, 1996.

     Start-up Costs. Start-up costs incurred relating to juvenile justice programs were $57,000 for the three months ended September 30, 1997 compared to $0 for the three months ended September 30, 1996. All start-up costs in the 1997 period relate to the Elmore, Minnesota "de novo" project. There were no start-up projects in the 1996 period.

      Contribution from Operations. Contribution from operations derived from juvenile justice programs, which includes the effects of start-up costs in each period, increased $1,121,000, or 47.6% for the three months ended September 30, 1997 to $3,468,000 from $2,347,000 for the three months ended September 30, 1996. Contribution from operations increased as a percentage of juvenile justice revenues to 18.7% for the three months ended September 30, 1997 compared to 15.5% for the three months ended September 30, 1996

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         Juvenile Justice and Behavioral Health

         Revenues. Revenues increased $3,745,000, or 4.6%, to $84,802,000 for the nine months ended September 30, 1997 from $81,057,000 for the nine months ended September 30, 1996. The net increase resulted from the addition of five new juvenile justice programs subsequent to September 30, 1996 which provided additional revenues of $5,388,000 and the expansion of juvenile justice programs existing at September 30, 1996 which generated an increase of $4,439,000. These increases were partially offset by a decrease of $1,332,000 from certain non-recurring consulting revenues included in the 1996 period and a decrease of $4,750,000 in the revenues generated from the behavioral health business between periods. The decrease in revenues from the behavioral health business was due largely to the reductions in overall funding and rates from certain primary revenue sources. (See "RECENT DEVELOPMENTS" for further discussion of the sale of the Company's behavioral health business.) The average daily enrollment for all of the Company's residential programs increased 18.5% to 2,445 youth for the nine months ended September 30, 1997 from 2,064 youth for the nine months ended September 30, 1996, including an 8.9% increase in average daily enrollment in the 18 programs that the Company operated for both the full nine months ended September 30, 1997 and 1996 to 2,199 youth from 2,020 youth. The Company reported an occupancy rate of 91.5% for the nine months ended September 30, 1997 compared to 92.1% for the nine months ended September 30, 1996 based on an average daily licensed capacity of 2,672 beds for the nine months ended September 30, 1997 and 2,242 beds for the nine months ended September 30, 1996. The decrease in occupancy percentage is due primarily to the fact that several of the five new juvenile justice programs were still in various stages of development where maximum occupancy had not yet been reached.

         Program Direct Operating Expenses. Program direct operating expenses increased $3,586,000, or 5.1%, to $74,273,000 for the nine months ended September 30, 1997 from $70,687,000 for the nine months ended September 30, 1996. As a percentage of revenue, program direct operating expenses were 87.6% and 87.2%, thereby generating program contribution margin percentage of 12.4% and 12.8% for the nine months ended September 30, 1997 and 1996, respectively. This slight decrease between periods is due to the revenue reductions from the factors described above between periods in the behavioral health business without the ability to eliminate the corresponding amount of direct expenses. The effects of this decrease were partially offset by the operating efficiencies and consolidations implemented throughout the Company's juvenile justice programs. Salaries and related employee benefits constituted approximately 73.0% of program direct operating expenses for the nine months ended September 30, 1997 compared to 70.8% of program direct operating expenses for the nine months ended September 30, 1996.

         Start-up Costs. Start-up costs increased $29,000 for the nine months ended September 30, 1997 to $57,000 from $28,000 for the nine months ended September 30, 1996. The increase between periods is due to the fact that the 1997 start-up costs relate to the Elmore, Minnesota "de novo" project, which is a much larger facility and entailed more start-up activities than the Virginia Bootcamp which incurred the start-up costs in the 1996 period.

         Contribution from Operations. Contribution from operations, which includes the effects of start-up costs in each period, increased $130,000, or 1.3% for the nine months ended September 30, 1997 to $10,472,000 from $10,342,000 for the nine months ended September 30, 1996. Contribution from operations decreased as a percentage of revenues to 12.3% for the nine months ended September 30, 1997 compared to 12.8% for the nine months ended September 30, 1996.

         Selling, General and Administrative Expenses. For the nine months ended September 30, 1997, selling, general and administrative expenses increased $1,444,000, or 31.0%, to $6,097,000 from $4,653,000 for the nine months ended
September 30, 1996. As a percentage of revenues, selling, general and administrative expenses increased to 7.2% for the nine months ended September 30, 1997 from 5.7% for the nine months ended September 30, 1996. The most significant components of these costs relate to the compensation expense and consulting fees associated with business professionals necessary for the development and oversight of the Company's operations. The increase between periods primarily resulted from the Company's efforts to develop the infrastructure necessary to enhance its current operations and continue its growth.

         Development Costs. For the nine months ended September 30, 1997, development costs, including "Costs of Attempted Acquisitions" totaling $569,000 in the 1996 period, decreased $30,000, or 4.1%, to $694,000 from
$724,000 for the nine months ended September 30, 1996. This net decrease was primarily due to the fact that the 1996 period included certain one-time costs incurred in connection with an attempted and failed acquisition. The decrease was partially offset by an increase in juvenile justice development personnel and activities.

         Net Interest and Other Expense. Net interest and other expense decreased $81,000, or 3.5%, to $2,238,000 for the nine months ended September 30, 1997 from $2,319,000 for the nine months ended September 30, 1996. The decrease was primarily attributable to a decrease in the average outstanding line of credit balance from the 1996 period to the 1997 period.

         Income Taxes. The benefit for income taxes was $5,554,000, representing an effective tax benefit rate of 21.7% for the nine months ended September 30, 1997 as compared to an income tax provision of $1,075,000, representing an effective tax rate of 40.6% for the nine months ended September 30, 1996. The decrease in the effective tax rate was primarily attributable to the Company's inability to fully recognize the tax benefits associated with the $27,000,000 restructuring charge due to the non-deductibility of a large component of assets (goodwill) which were written down and included in the restructuring charge.

         Net (Loss) Income. Net loss was $20,003,000, or $2.00 per share, for the nine months ended September 30, 1997 compared to net income of $1,571,000, or $.17 per share, for the nine months ended September 30, 1996.

         Juvenile Justice Operations

         During the quarter ended March 31, 1997, the Board of Directors approved, and management committed to, a plan to sell the nine programs that comprise the Company's behavioral health business and on October 31, 1997, the Company consummated the sale of seven of the nine behavioral health programs and entered into an agreement to sell the two remaining programs. See "RECENT DEVELOPMENTS". To demonstrate the operating performance of the Company excluding the behavioral health business, the

Company's operating results derived from the Company's juvenile justice programs for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 were as set forth below.

    Revenues. Revenues derived from juvenile justice programs increased $8,495,000, or 19.0%, to $53,136,000 for the nine months ended September 30, 1997 from $44,641,000 for the nine months ended September 30, 1996. The increase resulted primarily from the addition of five new juvenile justice programs subsequent to September 30, 1996 which provided additional revenues of $5,388,000 and the expansion of juvenile justice programs existing at September 30, 1996 which generated an increase of $4,439,000. These increases were partially offset by a decrease of $1,332,000 from certain non-recurring consulting revenues in the 1996 period. The average daily enrollment for all of the Company's residential juvenile justice programs increased 20.2% to 1,716 youth for the nine months ended September 30, 1997 from 1,428 for the nine months ended September 30, 1996, including a 8.1% increase in average daily enrollment in the 10 programs that the Company operated for both the full nine months ended September 30, 1997 and 1996 to 1,544 from 1,428. The Company reported an average occupancy rate of 92.8% for the nine months ended
September 30, 1997 compared to 93.2% for the nine months ended September 30, 1996 based on an average daily licensed capacity of 1,849 beds for the nine months ended September 30, 1997 and 1,533 for the nine months ended September 30, 1996. The decrease in occupancy percentage is due primarily to the fact that several of the five new juvenile justice programs were still in various stages of development where maximum occupancy had not yet been reached.

         Program Direct Operating Expenses. Program direct operating expenses incurred from juvenile justice programs increased $6,187,000, or 16.7%, to $43,269,000 for the nine months ended September 30, 1997 from $37,082,000 for the nine months ended September 30, 1996. As a percentage of revenue, program direct operating expenses were 81.4% and 83.1%, thereby generating program contribution margin percentage of 18.6% and 16.9% for the nine months ended September 30, 1997 and 1996, respectively. This improvement between periods is due to certain operating efficiencies and consolidations implemented throughout the Company's juvenile justice programs. Salaries and related benefits constituted approximately 75.1% of program direct operating expenses for the nine months ended September 30, 1997 compared to 74.4% of program direct operating expenses for the nine months ended September 30, 1996.

         Start-up Costs. Start-up costs incurred relating to juvenile justice programs increased $29,000 for the nine months ended September 30, 1997 to $57,000 from $28,000 for the nine months ended September 30, 1996. The increase between periods is due to the start-up costs in 1997 relating to the Elmore, Minnesota "de novo" project, which is a much larger facility and entailed more start-up activities than the Virginia Bootcamp, which incurred the start-up costs in the 1996 period.

         Contribution from Operations. Contribution from operations derived from juvenile justice programs, which includes the effects of start-up costs in each period, increased $2,279,000, or 30.3%, for the nine months ended September 30, 1997 to $9,810,000 from $7,531,000 for the nine months ended September 30, 1996. Contribution from operations increased as a percentage of juvenile justice revenues to 18.5% for the nine months ended September 30, 1997 compared to 16.9% for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company had $2,303,000 in cash and $12,121,000 of working capital. Net cash provided by operating activities was $7,765,000 for the nine months ended September 30, 1997 compared to net cash used in operating activities of $1,927,000 for the nine months ended September 30, 1996. This increase resulted primarily from the Company's favorable accounts receivable collection experience between periods.

         Net cash used in investing activities was $477,000 for the nine months ended September 30, 1997, comprised primarily of $6,028,000 used to fund capital expenditures and other assets offset by the proceeds from investment sales of $5,101,000.

         Net cash used in financing activities was $8,393,000 for the nine months ended September 30, 1997 comprised primarily of repayments of short-term borrowings and long-term debt of $11,400,000 offset by $3,007,000 of proceeds from stock option exercises and employee stock purchases.

         In December 1996, the Company amended its Revolving Line of Credit agreement with a bank to increase the loan amount to the lesser of $20,000,000 or the sum of 85% of the eligible accounts receivable and 95% of the cash and cash equivalents on deposit with the bank. Amounts drawn under this line of credit bear interest at LIBOR plus 150 basis points and are payable on demand. On October 31, 1997, the Line of Credit Facility was extended and currently expires in November 1998. As of September 30, 1997, YSI had outstanding borrowings under this line of credit of approximately $2,000,000 which was fully repaid subsequent to September 30, 1997.

         On October 31, 1997, the Company received approximately $15.9 million in connection with the closing of the behavioral health sale. See "RECENT DEVELOPMENTS." The Company believes that its current funds and funds available under its amended line of credit, together with existing capital resources and cash flow from its existing operations, will be sufficient to meet all indebtedness payments, to make all planned capital additions and improvements and meet other working capital needs for the next twelve months. However, if the Company should identify one or more acquisition targets or begin substantial "de novo" programs, it may need to access additional capital.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits


               EXHIBIT NO.               DESCRIPTION
              -------------  ----------------------------------------------

                   2         Amendment No. 1 to Stock Purchase Agreement

                  11         Computation of Per Share Earnings

                  27         Financial Data Schedule

         (b) The Company filed the following reports on Form 8-K during the quarter ended September 30, 1997:

                    1. Form 8-K dated July 22, 1997 to report the Company's signed agreement for the disposition of its behavioral health business.




  SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  YOUTH SERVICES
                                  INTERNATIONAL, INC.

                                  By:  /s/ WILLIAM P. MOONEY
                                  --------------------------
                                  William P. Mooney
                                  Chief Financial Officer and
                                  Treasurer

Date: November 13, 1997