Form 10-K
period 1997-12-31
YOUTH SERVICES INTERNATIONAL INC
filed 1998-03-31
CIK 876726

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                                    OR
[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1997

COMMISSION FILE NUMBER 0-23284

                       YOUTH SERVICES INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               MARYLAND                                                  52-1715690
       (STATE OR OTHER JURISDICTION OF INCORPORATION                        (I.R.S. EMPLOYER IDENTIFICATION NO.)
                      OR ORGANIZATION)
               2 PARK CENTER COURT, SUITE 200                                              21117
                  OWINGS MILLS, MARYLAND 21117                                           (ZIP CODE)
         (ADDRESS OF PRINCIPAL EXECUTIVE  OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (410) 356-8600

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:


                   (TITLE OF EACH CLASS)                                  (NAME ON EACH EXCHANGE WHICH REGISTERED)
                   ---------------------                                  ----------------------------------------
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates as of March 3, 1998 was $154,458,096.

  The registrant had shares of common stock outstanding as of December 31, 1997 of 10,241,198.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain information from the registrant's definitive Proxy Statement for the year ended December 31, 1997 to be filed with the Securities and Exchange Commission pursuant to Rule 14(a) no later than April 30, 1998 is incorporated by reference into Parts II and III of this Form 10-K.

  Certain information from the registrant's Registration Statement on Form SB-2 (registration number 33-71958) filed with the Securities and Exchange Commission on November 19, 1993, as amended is incorporated by reference into
Part IV of this Form 10-K.

===============================================================================

                       YOUTH SERVICES INTERNATIONAL, INC.

                               INDEX -- FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997



                                                                                                          PAGE
                                                                                                          ----
                                                      PART I

 ITEM 1.     Business                                                                                        3
 ITEM 2.     Properties                                                                                     10
 ITEM 3.     Legal Proceedings                                                                              10
 ITEM 4.     Submission of Matters to a Vote of Security Holders                                            10


                                                      PART II

 ITEM 5.     Market for the Registrant's Common Equity and Related Stockholder Matters                      11
 ITEM 6.     Selected Consolidated Financial Data                                                           11
 ITEM 7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                                      12
 ITEM 8.     Financial Statements and Supplementary Data                                                    22
 ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure                                                                                     22

                                                     PART III

 ITEM 10.    Directors and Executive Officers of the Company                                                22
 ITEM 11.    Executive Compensation                                                                         22
 ITEM 12.    Security Ownership of Certain Beneficial Owners and Management                                 22
 ITEM 13.    Certain Relationships and Related Transactions                                                 23

                                                      PART IV

 ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                                24

 SIGNATURES

                                     PART I

ITEM 1.  BUSINESS

  Youth Services International, Inc. (the "Company" or "YSI") is a leading national provider of private educational, developmental and rehabilitative programs which encompass a holistic approach to education, training and socialization of youth in order to prepare them to reenter society as positive, contributing, tax-paying members of their community. YSI's programs are designed to equip youth with the skills, educational base and behavioral norms to enable the youth to be successful in the work place, in school and in the community. YSI provides its programs in the following settings: academy, sexual offender, high impact, boot camp and detention. (See "-YSI Programs -- Program Settings" for a further description.) As of December 31, 1997, the Company operated 18 residential juvenile justice programs in nine states serving approximately 1,800 youth and conducted non-residential programs serving approximately 175 additional youth. To date, the youth served by the Company have been drawn from more than 21 states, with each of which the Company maintains relationships.

  Since its formation in 1991, the Company has expanded its base of operations through a combination of external and internal growth by developing new programs in response to privatization opportunities, increasing student capacity at existing facilities, expanding program offerings and acquiring complementary programs and businesses.

  The Company was established to capitalize on emerging opportunities in the privatization of juvenile justice programs by state and local governments. Management believes that opportunities in this market continue to increase as the juvenile population rises, public facilities continue to be more overcrowded and government agencies turn to privatization as an effective alternative because of lower costs and demonstrated results in lowering
recidivism rates.   Based on its experience to date, the Company believes that it can operate its programs at a lower cost while offering a higher quality of services as compared to similar programs operated directly by government agencies.

  During the period August 1994 through September 1996, the Company acquired several companies which operate in the juvenile behavioral health business. In an effort to focus on the Company's core juvenile justice business, in April 1997 the Company announced that it had committed to a plan to dispose of its behavioral health business. On October 31, 1997, the Company sold all of its behavioral health business other than its programs in the State of Texas which are currently being held for sale. (See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Recent Developments" for a further description of this transaction.)

MARKET

  The Company believes that the juvenile segment of the corrections market continues to grow. Trends reflecting increases in both the number of juveniles and the severity of the crimes committed by juveniles suggest that there is a shortage of residential capacity and a lack of comprehensive programs to treat juvenile offenders. The Company expects that as juvenile crime continues to receive increasing levels of visibility, the need for services for troubled youth will continue to increase. The Company also believes that certain demographic trends, such as annual increases in both the number of teenagers and youth from single parent families, will further contribute to the overall growth in the population of troubled youth in the United States.

  Many of these trends also exist in the international markets and YSI will explore opportunities that exist internationally. YSI believes that privatization opportunities may occur in the near future in markets such as Australia, Canada, South Africa and the United Kingdom.

  Programs for troubled youth generally are created in response to a Request for Proposals ("RFP") from a state or state agency or created "de novo" by a provider to accommodate the demand for a facility by placement authorities due primarily to the lack of available effective programs operated by state agencies or contracted by state agencies through an RFP. Historically, in the early stages of privatization of the juvenile corrections industry, "de novo" programs were in demand because of the lack of effective programs and capacity.

  In an RFP, the government agency determines the type of program and the number of youth to be served and specifies factors such as operating and licensing requirements in the RFP, which it publishes for competitive bidding. Successful proposals by the Company under an RFP have resulted in contracts between the Company and the government agency under which youth are placed in the Company's program by the government agency up to the licensed capacity. Generally, the Company has little flexibility in admitting youth to facilities resulting from an RFP other than those placed by the contracting agency or agencies. Historically, under the RFP process, the government agency also provided the facility for the program. These facilities typically were vacant or under-utilized government-owned facilities that required minimal renovation for conversion into a program facility. Recently, the trend has been developing whereby RFP involves the design, construction and financing of a new facility as well as the operation of the program (typically for periods of five years or longer) upon its completion.

  "De novo" programs are initiated by the Company to respond to the demand for beds by placement authorities seeking to place adjudicated youth in a residential facility. Placement authorities for adjudicated youth include state juvenile services agencies, judges of juvenile and other courts and parole officers. Although the placement authorities generally prefer to place youth in a facility in geographic proximity to the placement authority's jurisdiction, students are often placed in facilities in other states due to the lack of facilities or programs in the home state. The Company enters into purchase of service ("POS") contracts with the agencies that control placement or placement authorities which permit students to be placed with YSI, delineate the services to be provided and describe the method of reimbursement. A POS contract generally has an initial term of one year and is renewable on an annual basis by the government agency. Student referrals normally are derived from many different states, each of which has a separate POS contract with each facility.

BUSINESS STRATEGY

  The Company's objective is to continue to expand the provision of its high-quality, innovative and effective programs and services on a national and international basis to a broad variety of troubled youth. The Company plans to achieve this objective through the implementation of its growth and operating strategies. The key elements of the Company's growth strategy are to: (i) develop new programs through privatization; (ii) increase the licensed capacity of its existing programs; (iii) expand its range of services; and (iv) pursue mergers and acquisitions. The key elements of the Company's operating strategy are to: (i) improve operating efficiencies; (ii) implement comprehensive information systems; and (iii) limit capital deployment.

GROWTH STRATEGY

  Develop New Programs Through Privatization. The Company will continue to pursue the development of new programs in response to privatization opportunities. In addition, the Company will continue to work with government agencies to help develop privatization opportunities. The Company believes it can continue to facilitate and assist states and state agencies in the process of determining to shift certain of its services for troubled youth to private industry. In some instances, involvement in the privatization process may result in the opening or expansion of a "de novo" program by the Company to service youth referred by placement authorities. In most cases, where the result is the issuance of an RFP, the Company's involvement exposes the Company's abilities and experience which the Company believes are key factors in RFP award decisions. In addition, the Company believes that new opportunities are arising to provide governmental agencies with services relating to the design, construction and financing of new facilities for troubled youth in connection with the award of an RFP to operate a program. The Company is positioning itself to provide these development activities in order to enhance its ability to win RFP awards to operate new programs.

  Increase Licensed Capacity. The Company believes that its privatization programs have been successful in terms of better preparing youth to become productive members of society and generating cost efficiencies. This success has enabled the Company to increase the licensed capacity of many of its programs and should assist the Company in obtaining governmental approval for further increases in licensed capacity. The Company believes it has the physical facilities and campuses that are capable of significant expansion of its current programs without significant additional capital outlays. The Company generally has been able to add beds to existing facilities at a cost that is substantially lower than the cost of new construction, which results in lower costs per student.

  Expand Range of Services. The Company will continue to expand the types of programs and the range of program components it offers in response to the demand for more programs from its customers. The Company will continuously evaluate the effectiveness of its programs in preparing troubled youth to become responsible, self-sufficient taxpayers. As the Company, or customers, identify new or more effective programs or program components, the Company will strive to develop and provide such programs and program components. In connection with its expansion of services, the Company may choose to enter the alternative education market for non-adjudicated youth. Providing education to troubled youth is a core competency that YSI has developed by providing educational services in its juvenile justice facilities. Since the majority of youth needing an alternative educational experience are at-risk, this business is very compatible with YSI's strengths.

  Pursue Mergers and Acquisitions. The Company will continue to evaluate and selectively pursue merger and acquisition opportunities. The Company's objective is to acquire businesses that can be integrated into the Company's high quality, cost-effective approach to servicing troubled youth in the Company's core business, in areas that complement existing programs and in new markets.

OPERATING STRATEGY

  Leverage Operating Efficiencies. The Company continues the process of consolidating and rationalizing its new organizational structure. It is management's objective to structure its overhead costs and services so that the Company can leverage incremental growth in a more efficient and accretive manner.

  Implement Comprehensive Information Systems. In order to continue to improve its business, YSI is developing and integrating an information management system that will produce better and more timely information and create cost efficiencies by enhancing the operation and control of the Company's student data management. The student data management function consists of maintaining a student data base, gathering information regarding the students upon arrival, monitoring and supplementing such information throughout their stay and developing meaningful reports of such data that will assist the Company in measuring the effectiveness of various programs and education and training techniques.

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

YSI PROGRAMS

PROGRAM DESCRIPTION

  YSI's programs encompass a holistic approach to education, training and socialization of youth in order to prepare them to reenter society as positive, contributing, tax-paying members of their community. YSI's programs are designed to equip youth with the skills, educational base and behavioral norms to enable the youth to be successful in the work place, in school and in the community.

  YSI's programs are comprised of four major components: education; vocational training; group living (i.e., socialization); and recreation. Applied consistently throughout these components are behavioral management principles that are intended to change dramatically the thinking and behavior of delinquent youth, teach basic life skills and reinforce the principle that success begins with appropriate, acceptable behavior. Consequently, the program components interlock and blend together to form a cohesive consistent program designed to develop a youth that is fully-equipped to meet the challenges of life in a responsible acceptable manner. In addition, YSI's principle priority is to provide its programs in a safe and secure environment for the community, the youth and the staff.

  This program design is implemented through the application of its components based on the underlying environment as follows:

     I.  Program Environment

         A. Security - YSI believes that its first priority and responsibility is to conduct its programs in an environment that is safe and secure for the community, its staff and the youth in its programs. YSI provides that security primarily through hardware and staff supervision. Security is also derived from an intense schedule of activities that occupy the youth at all times during the day and involve them in activities that require, and reinforce the need for and benefits of, positive thinking and behavior.

         B. Behavior Management - These principles are intended to change dramatically the thinking and behavior of delinquent youth. The behavior management approach requires a focus not just on behavior, but also on positive thinking patterns, healthy belief systems, and the development of a value system that provides guidance in understanding that which is important in life. The behavior management principles coupled with the intense schedule of activities serve to create a safe environment for the community and the staff and students at each YSI project.


     II.         Program Components

         A. Education - YSI provides accredited educational courses at the appropriate grade levels for the youth in its facilities. YSI's educational programs are accredited with the state and local school districts in which its facilities are located. The education component follows School-to-Work principles to complement the vocational component and prepare the youth for the job market. Also, training in basic behavior and socialization skills are applied in the education curriculum. Special education needs are provided as appropriate to address learning differences and disabilities.

         B. Vocational Training - YSI's vocational training includes instruction in skills in vocations that are most likely to provide employment opportunities for the youth. YSI researches the jobs market in the areas in which its facilities are located and from which the youth are derived to provide training in appropriate areas. YSI also provides basic work skills and socialization skills to better enable youth to survive and be successful in the work place.

         C. Group Living - YSI's group living component includes individual and group counseling, case management, community service, family support and other group level activities. Through these sessions, youth constantly assess their own behavior, the progress of their individual development and the achievement of the goals each youth, together with staff, establishes for himself or herself.
             In addition, Group Living includes those portions of a youth's day that he is not in school, vocational training or recreation. Socialization and life skills are applied and behavior management implemented at all times during a youth's day.

         D. Recreation - YSI's programs include athletics and other recreational activities as an integral element of the holistic, balanced approach. These activities include intramurals, interscholastic athletics, physical education and recreational activities. These experiences provide a physical outlet for the youth but, more importantly, provide instruction and experience in teamwork, preparation, mentoring and other life and socialization skills.

  The goal of the YSI program is to provide, through the application of its components, for the transition of the youth back into the community with the skills required to live as a successful member of society.

PROGRAM SETTINGS

  YSI currently provides its program in the following settings: academy, sexual offender, high impact, boot camp and detention. The distinguishing characteristics of these program settings follow:

      Academy Programs. The Company's academy programs serve the needs of adjudicated youth who generally are repeat offenders and/or violent crime offenders. Academy programs are located in facilities which range from staff-secure to hardware-secure. Academies provide the full YSI program over an average length of stay ranging from nine to 15 months.

At certain projects, YSI offers various specialized programs in addition to the academy program. These specialized programs are generally shorter term in nature but are designed to achieve the same goal as the academy program. Accordingly, at these projects, YSI's educational, developmental and rehabilitative programs are modified to account for the shorter length-of-stay, the purpose of the program and/or the particular issues facing the residents of the program. These programs include the following in a highly secure environment:

      Sex Offender Programs. The Company's sex offender programs serve the special needs of youth involved in sexual offenses. The programs are generally locked-secure and involve lengths of stay from 12 to 24 months.

      High Impact Programs. The Company's high impact programs generally serve first-time offenders or "lower-level" offenders who have failed or performed below expectations in non-residential settings. The lengths of stay generally range from 30 to 90 days

      Boot Camp Programs. The Company's boot camp programs are intense, physically demanding programs that are conducted in a military format including uniforms and drills and involve lengths of stay from 30 to 150 days.

      Detention Programs. The Company's detention programs are designed to house youth for periods of one to 90 days as they await disposition of court cases or determinations of placement.

YSI also provides non-residential aftercare programs for youth who have been discharged from YSI or other residential juvenile facilities to assist them in transitioning back into the community.

PROGRAM OFFERINGS

The residential juvenile justice programs operated by the Company as of December 31, 1997 are as follows:

                                                                                                    AT DECEMBER 31, 1997
                                                                                            ------------------------------------
                                                                              INITIAL                   %  INCREASE      NUMBER
                                       TYPE OF       START                    LICENSED      LICENSED         IN            OF
    RESIDENTIAL PROJECT(1)             PROGRAM        DATE       SOURCE       CAPACITY      CAPACITY      CAPACITY      STUDENTS
    -------------------                -------        ----       ------       --------      --------      --------      --------
 Clarinda Academy, IA                  Academy          2/92      De Novo         60            247          312%            201
 Victor Cullen Academy, MD             Academy          9/92        RFP           60            184          207             200
 Reflections Treatment             Sexual Offender      9/92        RFP           26             42           62              52
 Agency, TN
 Forest Ridge Youth Services,          Academy          2/93    Acquisition      105            140           33             131
 IA
 Charles H. Hickey, Jr.           Academy/Detention/    7/93        RFP          312            323            4             303
 School, MD                       High Impact/Sexual
                                       Offender
 Chamberlain Academy, SD               Academy         11/93    Acquisition       60             78           30              76
 Springfield Academy, SD               Academy         11/93    Acquisition       70            108           54             102
 Tarkio Academy, MO                 Academy/Sexual      9/94       De Novo       103            308          199             261
                                       Offender
 Woodward Academy, IA               Academy/Sexual      7/95        RFP           25             98          292              67
                                       Offender
 Camp Washington, VA                  Boot Camp         1/96        RFP           45             95          111              50
 Everglades Academy, FL                Academy         12/96        RFP          102            102           --             102
 Keweenaw Academy, MI                  Academy          1/97      De Novo         80             80           --              56
 Genesis Treatment Agency, VA      Sexual Offender      5/97        RFP           20             20           --              12
 Cypress Creek Academy, FL             Academy          3/97        RFP           60             60           --              60
 Hillsborough Academy, FL              Academy          7/97        RFP           25             25           --              25
 Pompano Academy, FL                   Academy         11/97        RFP           40             40           --              11
 Timberline Academy, FL                Academy         11/97        RFP           30             30           --              30
 Snowden Cottage Academy, DE           Academy         11/97        RFP           18             18           --              18
                                                                                  --             --           --              --
 Total/Percentage                                                                 1,241          1,998        61%          1,757


------------------
(1) The Desert Hills - College Station and Los Hermanos Ranch facilities, both primarily behavioral health programs in the State of Texas, are being held for sale as of December 31, 1997. (See "ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Recent Developments.")

  YSI's aftercare programs for youth who have been discharged from YSI or other residential juvenile facilities are the Reflections Aftercare Program, Knoxville, Tennessee; Virginia Aftercare Program & Services, Richmond, Virginia; and YSI Community-Based Services, Des Moines, Iowa, Cedar Rapids, Iowa, Estherville, Iowa, and St. Paul, Minnesota.

CONSULTING AND DEVELOPMENT SERVICES

CONSULTING SERVICES

  Opportunities to provide consulting services have been presented to the Company from time to time on projects to assist in the evaluation of problems of youth, the improvement of services for troubled youth, the implementation of programs in a community, privatization and other similar projects. The Company does not actively pursue the provision of these services but is willing to respond to opportunities if, after evaluating the project, the Company determines it presents a profitable use of resources, permits the Company to participate in a privatization process with potential to position the Company as the provider of choice, assists in community acceptance of potential youth care programs or is beneficial to the Company based on other similar factors.

DEVELOPMENT SERVICES

  The Company believes that new opportunities are arising to provide governmental agencies with services relating to the design, construction and financing of new facilities for troubled youth. The Company expects that governmental agencies will continue to favor companies that can provide turnkey services from designing and building a facility to creating and operating a program. Specifically, such agencies are seeking companies that can provide the design, construction and financing of a facility and can ultimately operate the program upon completion of construction of the facility. The Company is positioning itself to provide these development activities in order to be awarded the contract to operate these new programs. However, even on projects that do not afford a private operation opportunity, the Company may provide the design, construction and financing of a facility for the state agency if the Company believes it can benefit financially from these activities.

  Development contracts generally require companies to assume responsibility for overall project development and completion. These services require the assembling of a team consisting of architects, construction contractors, operational experts from various disciplines, and financial and legal advisors that participates in and coordinates all aspects of the development from conceptual design through final construction of the project.

  The Company expects to act as the primary contractor and project manager on construction contracts for facilities and to subcontract with local or other known developers to act as the general contractor. The Company will develop a decision team of management personnel and subcontractors to respond to these opportunities and perform these functions. Eventually, the Company may employ architects established in the design of youth care or correctional facilities to assist and augment these efforts. The Company believes that it typically will take 12 to 24 months to construct a facility after the contract is executed and financing is approved.

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

CUSTOMERS AND MARKETING

  The Company's sales and marketing efforts are directed toward developing new programs focused on payors and placement authorities. Placement authorities consist of state juvenile services agencies, judges of juvenile and other courts, parole officers and state welfare and child protective agencies. The Company's senior management and its senior marketing personnel coordinate with personnel at the Company's programs to pursue RFP and POS contracts with governments and government agencies. The Company believes that this combined sales and marketing effort ensures that its regional efforts are consistent with the Company's overall business strategy and that sales efforts conform to the condition of the market in each region. Further, the Company believes that its local and regional executive directors and personnel provide the Company with a competitive advantage through their local contacts and understanding of local and regional business conditions.

  The Company must market its services to governments and government agency payors in order to capitalize on privatization opportunities. These agencies contract with the Company to be an "authorized" or licensed provider of services to troubled youth within their states. In the case of contracts resulting from RFPs, the agency payor will also be the party responsible for placing the youth. In the case of POS contracts, the placements need to be more actively sought by the Company from various sources. In either event, the residential programs require a concerted effort by the admissions personnel to manage the admissions and graduation of youth in order to maintain high occupancy levels. The admissions personnel of each program must continually market to placement authorities in order to obtain a steady flow of referrals.

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

  YSI employed approximately 1,800 personnel as of December 31, 1997: 60% in direct care workers; 32% in professional, teacher and manager positions; and 6% in support functions. In addition, the Company routinely utilizes independent contractors as needed for medical, educational, facility expansion, and support services.

  Newly hired direct care staff receive pre-service and continuing training. Core training includes courses in the certain aspects of major YSI program components such as behavior change education, positive peer culture, discipline and limit setting, emotion management and the teaching of pro-social skills. Annual continuing education also is required of all professional staff. In addition, YSI demonstrates its commitment to its employees' professional development by offering lectures, classes and training programs as well as tuition reimbursement benefits.

  YSI believes that its recruitment, selection and training programs provide the Company with quality personnel experienced in YSI's holistic approach to the education, training and socialization of troubled youth. YSI also believes that these programs, which are conducted throughout the YSI system, provide the Company with management depth and consistency. These programs promote the cross training of staff resources which, in turn, creates flexibility in managing the Company's personnel resources as the number and location of projects expand. Management is committed to programs that foster career planning and development and that include elements such as succession planning, regularly scheduled and timely performance reviews and promoting talented people as they move through the organization.

QUALITY ASSURANCE

  The Company utilizes Quality Improvement Committees at its various programs in order to monitor and make recommendations and, if appropriate, take corrective actions. The committees are comprised of employees at various levels of authority and from various operating departments within each project. In addition, from time to time, employees of one facility visit other facilities and perform inspections and critique programs.

  The Company's senior management includes a contract compliance officer who ensures that the various programs are in compliance with their respective contractual requirements. The contract compliance officer coordinates his efforts with the Quality Improvement Committees at the Company's various projects and provides senior management with periodic reports regarding the overall status of the Company's programs. The Company believes that the contract compliance officer provides senior management with a vital link to the programs operations and helps ensure that the Company provides consistent, quality service.

  Governmental agencies perform audits of each operating program, its record keeping, and the condition of the physical plant pursuant to the Company's contracts or as part of the initial licensing or license renewal process.

COMPETITION

  YSI competes with a wide variety of organizations, including other for-profit companies, not-for-profit companies and governmental agencies that provide services to troubled youth. The Company distinguishes itself from its competitors by providing a program that encompasses a holistic approach to the education, training and socialization of troubled youth as opposed to strictly punitive incarceration and institutionalization. The Company competes primarily on the basis of the quality of its programs, on price and on the professional reputation of its programs and personnel. The industry is highly fragmented and the Company believes that most providers of services to troubled youth are small and operate on a local or regional basis. YSI believes that there are few competitors that can offer services to troubled youth on a national basis. Some of the Company's competitors have financial resources greater than the Company and could expand their operations and scope.

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


ITEM 2.  PROPERTIES

  Consistent with the Company's policy of limited capital deployment, most of the Company's facilities are leased and the total cost to the Company for the land and facilities that it owns was approximately $10.6 million as of December 31, 1997. Many of the lease arrangements are on terms the Company considers to be favorable. Several leases provide for multiple renewal periods at the option of the Company providing long-term availability for the Company without the long-term commitment of resources.

  In many cases, the Company leases the facilities it uses in connection with its program from the customer with which it contracts for the services. In these cases the lease terms are concurrent with the terms of the service contracts. The rent varies based upon the terms of the service contract. The Company is generally responsible for the utilities, maintenance and repair of the facilities.


  The Company's executive offices and headquarters are located in a 10,845 square foot leased facility located at 2 Park Center Court, Suite 200, Owings Mills, Maryland 21117. The lease for this facility expires in May 2002.


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

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  YSI's common stock trades on The Nasdaq Stock Market under the symbol "YSII". On May 24, 1996, the Company effected a three-for-two stock split through the declaration and payment of a stock dividend of one share of common stock for every two shares of common stock outstanding or reserved for issuance. The following table sets forth the high and low sales prices of the common stock as reported on The Nasdaq Stock Market after giving effect to the stock split.

                                                                     HIGH             LOW
                                                                  -------          ------
 YEAR ENDED JUNE 30, 1996:
      1st Quarter  . . . . . . . . . . . . . . . .                 7 1/12           5  1/2
      2nd Quarter  . . . . . . . . . . . . . . . .                 11 1/3           6  3/4
      3rd Quarter  . . . . . . . . . . . . . . . .                 17              10  1/6
      4th Quarter  . . . . . . . . . . . . . . . .                 27 5/6          11  5/6

 TRANSITION PERIOD FROM JULY 1, 1996 AND DECEMBER 31, 1996
      July 1, 1996 to September 30, 1996 . . . . .                 24              13  7/8
      October 1, 1996 to December 31, 1996 . . . .                 17 3/4          10  7/8

 YEAR ENDED DECEMBER 31, 1997:
      1st Quarter  . . . . . . . . . . . . . . . .                 18 1/4          12  1/2
      2nd Quarter  . . . . . . . . . . . . . . . .                 15 3/8           9
      3rd Quarter  . . . . . . . . . . . . . . . .                 18 5/8          12  1/8
      4th Quarter  . . . . . . . . . . . . . . . .                 20 1/8          12  1/4


  As of March 3, 1998 the approximate number of holders of record of common stock of the Company was 348.

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


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data of the Company as of and for year ended December 31, 1997, the six months ended December 31, 1996 and each of the years in the four year period ended June 30, 1996 are derived from the audited consolidated financial statements of the Company. The consolidated financial data for the six month period ended December 31, 1995 is unaudited. All of the financial data presented in the following table should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, included herein and Management's Discussion and Analysis of Financial Condition and Results of Operations. (See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Consolidated Financial Statements".)


                                                                                                   YEAR         SIX MONTHS
                                                               YEAR ENDED JUNE 30,                 ENDED      ENDED DECEMBER 31,
                                                        ------------------------------------    DECEMBER 31,  -------------------
                                                        1993     1994      1995     1996           1997        1995      1996
                                                      -------   -------  -------   ---------     ----------   -------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)                 (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Revenues  . . . . . . . . . . . . . . . . . . . . .    $8,895   $34,892   $53,087   $100,353     $108,129    $46,992    $57,043
Program expenses
     Direct operating . . . . . . . . . . . . . . .     8,397    29,819    44,957     86,861       94,124     40,490     49,010
     Start-up costs . . . . . . . . . . . . . . . .       392        40       280         58          207         30        142
                                                          ---        --       ---         --          ---         --        ---
Contribution from operations  . . . . . . . . . . .       106     5,033     7,850     13,434       13,798      6,472      7,891
Other operating expenses
     Development costs  . . . . . . . . . . . . . .       302       518       777        741        1,131        426        536
     General and administrative . . . . . . . . . .     1,293     2,213     3,320      5,019        7,955      2,375      3,225
     Loss on sale of behavioral health business . .        --        --        --         --       20,898         --         --
     Costs of attempted acquisitions  . . . . . . .        --        --        --        569           --         --         --
                                                           --        --        --        ---           --         --         --
(Loss) income from operations . . . . . . . . . . .    (1,489)    2,302     3,753      7,105      (16,186)      3,671     4,130
                                                       ------     -----     -----      -----      --------      -----     -----
Other income (expense)
     Interest expense . . . . . . . . . . . . . . .      (173)     (403)     (268)    (3,160)      (3,022)    (1,234)    (1,908)
     Interest income  . . . . . . . . . . . . . . .         8        51        50        645          462         44        500
     Loss on sale of investments  . . . . . . . . .        --        --        --         --         (203)        --        (45)
     Other income (expense), net  . . . . . . . . .       (17)        2       (24)      (463)        (107)      (233)      (197)
                                                          ---         -       ---       ----         ----       ----       ----
                                                         (182)     (350)     (242)    (2,978)      (2,870)     1,423     (1,650)
                                                         ----      ----      ----     ------       ------      -----     ------
(Loss)income before income taxes  . . . . . . . . .    (1,671)    1,952     3,511      4,127      (19,056)     2,248      2,480
Income tax (expense) benefit  . . . . . . . . . . .        --       140    (1,332)    (1,856)       3,085       (978)      (946)
                                                           --       ---    ------     ------         -----       ----       ----
Net (loss)income  . . . . . . . . . . . . . . . . .   $(1,671)   $2,092    $2,179     $2,271     $(15,971)    $1,270     $1,534
                                                      =======    ======    ======     ======     =========    ======     ======

(Loss) earnings per common  share:
Basic . . . . . . . . . . . . . . . . . . . . . . .    $(.27)      $.32      $.29       $.27     $  (1.59)      $.16       $.17
                                                       =====       ====      ====       ====     =========      ====       ====

Diluted . . . . . . . . . . . . . . . . . . . . . .    $(.27)      $.29      $.26       $.25     $  (1.59)      $.14       $.15
                                                       =====       ====      ====       ====      ========      ====       ====


Weighted average common shares outstanding:
Basic . . . . . . . . . . . . . . . . . . . . . .      6,271      6,532     7,640      8,271       10,044      8,120      9,114
                                                       =====      =====     =====      =====       ======     ======      =====

Diluted . . . . . . . . . . . . . . . . . . . . .      6,271      7,094     8,264      9,267       10,044      8,898     10,027
                                                       =====      =====     =====      =====       ======      =====     ======


                                                              AS OF JUNE 30,                               AS OF DECEMBER 31,
                                                ------------------------------------------              ---------------------
                                                    1993          1994          1995        1996            1996       1997
                                                 ---------    ----------    ----------    ----------     ----------  --------
 BALANCE SHEET DATA:
 Cash  . . . . . . . . . . . . . . .               $   663      $ 3,816       $   784       $ 7,046        $  3,037       $7,802
 Working capital . . . . . . . . . .                   178        6,078         9,624        29,923          12,795       22,972
 Total assets  . . . . . . . . . . .                 4,704       18,130        29,050        74,639          93,089       64,884
 Long-term obligations, net of current portion       3,141        1,291         6,955        43,145          36,940       33,062
 Total liabilities . . . . . . . . .                 5,452        4,315        11,382        51,188          60,499       42,077
 Shareholders' (deficit) equity  . .                  (748)      13,815        17,668        23,451          32,590       22,807


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  YSI operates programs designed to provide educational and rehabilative services to adjudicated youth. As of December 31, 1997, YSI operated 18 residential juvenile justice programs in nine states. As of December 31, 1997, the Company also operated two behavorial health programs which are being held for sale. (See "RECENT DEVELOPMENTS" for further discussion of the Company's writedown and disposition of seven behavioral health programs on October 31,
1997) .

  Revenues are derived from the Company's operation of its juvenile justice programs pursuant to contracts with governmental entities and management agreements with private operators which are generally not-for-profit entities that contract with governmental entities. Generally, the Company's contracts provide for per diem payments based upon program occupancy. The Company recognizes revenues from its fixed per diem and management contracts when the Company performs the services pursuant to such contracts. One of the Company's significant programs operates under a contract whereby revenues are recognized as reimbursable costs are incurred through a gross maximum price cost reimbursement arrangement. Under this contract, contract revenues are recorded at amounts that are expected to be realized. This contract has certain costs subject to audit and adjustment as determined through negotiations with government representatives. Subsequent adjustments, if any, resulting from the audit process are recorded when known.

  Program direct operating expenses are principally comprised of salaries and related benefits of personnel, insurance, security expenses, transportation costs, depreciation, meal costs and rent, utilities and other occupancy expenses associated with the operation of the Company's programs at its facilities.

  Start-up costs are principally comprised of expenses associated with the hiring and training of staff required to obtain licensing prior to admitting students into a new program.

  Contribution from operations consists of revenues minus program direct operating expenses and start-up costs. Contribution from operations, in general, is lower in the initial stages of a program's development primarily because of start-up costs and other costs incurred during the period prior to the achievement of stable occupancy. Contribution from operations as a percentage of revenue is greater under some of the Company's contracts with unaffiliated, not-for-profit entities because the not-for-profit entities are responsible for certain elements of operating the programs and incur some of the costs. Therefore, in these instances, the Company earns its margin on a lower base of revenues and expenses.

  Development costs are principally comprised of payroll and travel costs for personnel associated with the Company's efforts to grow by expansion into new markets.

  General and administrative costs are principally comprised of salaries and related benefits of personnel, insurance and rent, utilities and other occupancy expenses associated with the operation of the Company's executive offices and the management of the Company and its subsidiaries.

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

  The Company has renovated several buildings in Rantoul, Illinois and intends to operate a juvenile transition program for adjudicated youth. The Company expects initially to serve approximately 50 youth and to be open for placements in March 1998.

  The Company also has renovated several buildings in Elmore, Minnesota and plans to establish an academy program serving approximately 150 youth. The Company anticipates the facility will be open for placements for adjudicated youth in March 1998.

  In March 1997, the Board of Directors of the Company approved, and management committed to, a plan to sell the programs that comprised the Company's behavioral health business. On October 31, 1997, the Company consummated the sale of the behavioral health business, other than the two behavioral health programs in Texas, for $20,400,000 resulting in a loss on sale of $20,898,000. The Company's Texas Programs continue to be operated by the Company while being held for sale.

RESULTS OF OPERATIONS AND JUVENILE JUSTICE INFORMATION

  The following table sets forth selected items from the Company's consolidated financial statements expressed as a percentage of total revenues:

                                              FOR THE               FOR THE SIX               FOR THE
                                            YEARS ENDED            MONTHS ENDED             YEARS ENDED
                                           DECEMBER 31,            DECEMBER 31,               JUNE 30,
                                           ------------            ------------               --------
                                          1997       1996        1996         1995        1996        1995
                                          ----       ----        ----         ----        ----        ----
 Revenues                                  100.0%     100.0%     100.0%       100.0%       100.0%      100.0%

 Program expense:
 Direct operating                           87.0       86.4       85.9         86.2         86.6        84.7
 Start-up                                    0.2        0.2        0.2          0.1          0.1         0.5
                                             ---        ---        ---          ---          ---         ---

 Contribution from operations               12.8       13.4       13.9         13.7         13.3        14.8

 Development costs                          (1.0)      (0.9)      (0.9)        (0.9)        (0.7)       (1.5)
 General and administrative                 (7.4)      (5.2)      (5.7)        (5.1)        (5.0)       (6.3)
 Loss on sale of behavioral health         (19.3)        --         --           --           --          --
 Costs of attempted acquisitions              --       (0.5)        --           --          0.6          --
                                              --       -----        --           --          ---          --

 (Loss) income from operations             (14.9)       6.8        7.3          7.7          7.0         7.0

 (Loss) income before income taxes         (17.6)       3.9        4.3          4.8          4.1         6.6

 Net (loss) income                         (14.8)%      2.3%       2.7%         2.7%         2.3%        4.1%


  Given the Company's sale of the behavioral health business during the year ended December 31, 1997, other than the two programs in Texas held for sale (see "-Recent Developments"), certain portions of MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS address only the historical results and trends of the continuing juvenile justice business.

  The following table sets forth selected items from the Company's consolidated financial statements with respect to only the juvenile justice business, expressed as a percentage of revenues from the juvenile justice business:

                                                     FOR THE                FOR THE SIX               FOR THE
                                                   YEARS ENDED             MONTHS ENDED             YEARS ENDED
                                                   DECEMBER 31,            DECEMBER 31,              JUNE 30,
                                                   ------------            ------------              --------
                                                 1997        1996        1996        1995        1996        1995
                                                 ----        ----        ----        ----        ----        ----
         Revenues                                100.0%      100.0%      100.0%      100.0%      100.0%      100.0%
         Program expense:
           Direct operating                       80.9        83.2        83.6        81.5        83.6        84.6
           Start-up costs                          0.3         0.3         0.5         0.1         0.1         0.7
                                                   ---         ---         ---         ---         ---         ---

         Contribution from operations             18.8%       16.5%       15.9%       18.4%       16.3%       14.7%

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

REVENUES

JUVENILE JUSTICE

  Revenues. Revenues derived from juvenile justice programs increased $11,383,000, or 18.7%, to $72,368,000 for the year ended December 31, 1997 from
$60,985,000 for the year ended December 31, 1996. The increase resulted primarily from the addition of seven new juvenile justice programs subsequent to December 31, 1996 which provided additional revenues of $6,527,000 and the expansion of juvenile justice programs existing at December 31, 1996 which generated an increase of $4,856,000. The average daily enrollment for all of the Company's residential juvenile justice programs increased 18.7% to 1,724 youth for the year ended December 31, 1997 from 1,452 for the year ended December 31, 1996, including a 9.2% increase in average daily enrollment in the 11 programs that the Company operated during both the year ended December 31, 1997 and 1996 to 1,586 from 1,452. The Company reported an average occupancy rate of 91.0% for the year ended December 31, 1997 compared to 93.4% for the year ended December 31, 1996 based on an average daily licensed capacity of 1,895 beds for the year ended December 31, 1997 and 1,555 for the year ended December 31, 1996. The decrease in occupancy percentage is due primarily to the fact that several of the seven new juvenile justice programs were in various stages of development where maximum occupancy had not yet been reached.

JUVENILE JUSTICE AND BEHAVIORAL HEALTH

  Revenues. Revenues decreased $2,275,000, or 2.1%, to $108,129,000 for the year ended December 31, 1997 from $110,404,000 for the year ended December 31, 1996. This decrease resulted primarily from a decrease of $11,418,000 in the revenues generated from the behavioral health business between periods due to the fact that only ten months of behavioral health revenues were included in the year ended December 31, 1997 (see "-Recent Developments") in addition to declines between years in the reimbursement from certain third-party payors in the behavioral health business. The decrease between years further resulted from non-recurring consulting revenues of $2,240,000 in the 1996 period. This decrease was partially offset by the addition of seven new juvenile justice programs subsequent to December 31, 1996 which provided additional revenues of $6,527,000 and the expansion of juvenile justice programs existing at December 31, 1996 which generated an increase of $4,856,000.

PROGRAM DIRECT OPERATING EXPENSES

JUVENILE JUSTICE

  Program Direct Operating Expenses. Program direct operating expenses incurred from juvenile justice programs increased $7,797,000, or 15.4%, to $58,513,000 for the year ended December 31, 1997 from $50,716,000 for the year ended December 31, 1996. As a percentage of revenue, program direct operating expenses were 80.9% and 83.2%, thereby generating program contribution margin percentage of 19.1% and 16.8% for the year ended December 31, 1997 and 1996, respectively. This improvement between periods is due to certain operating efficiencies and consolidations implemented throughout the Company's juvenile justice programs. Salaries and related benefits constituted approximately 73.0% of program direct operating expenses for the year ended December 31, 1997 compared to 72.1% of program direct operating expenses for the year ended December 31, 1996.

JUVENILE JUSTICE AND BEHAVIORAL HEALTH

  Program Direct Operating Expenses. Program direct operating expenses decreased $1,257,000, or 1.3%, to $94,124,000 for the year ended December 31, 1997 from $95,381,000 for the year ended December 31, 1996. As a percentage of revenue, program direct operating expenses were 87.0% and 86.4%, thereby generating program contribution margin percentage of 13.0% and 13.6% for the year ended December 31, 1997 and 1996, respectively. This slight decrease between periods is due to revenue reductions from the factors described above between periods in the behavioral health business without the ability to eliminate the corresponding amount of direct expenses, as well as the effects of non-recurring consulting revenues in the 1996 period. The effects of the decrease in revenues from the behavioral health business were partially offset by the operating efficiencies and consolidations implemented throughout the Company's juvenile justice programs. Salaries and related employee benefits constituted approximately 71.5% of program direct operating expenses for the year ended December 31, 1997 compared to 82.7% of program direct operating expenses for the year ended December 31, 1996.

START-UP COSTS

  Start-up Costs. Start-up costs increased $37,000 for the year ended December 31, 1997 to $207,000 from $170,000 for the year ended December 31, 1996. The start-up costs in the 1997 period relate to the opening of the Elmore, Minnesota and Rantoul, Illinois juvenile justice projects. The start-up costs in the 1996 period relate to the opening of the Keweenaw, Michigan and Camp Washington juvenile justice projects.

CONTRIBUTION FROM OPERATIONS

JUVENILE JUSTICE

  Contribution from Operations. Contribution from operations derived from juvenile justice programs, which includes the effects of start-up costs in each period, increased $3,549,000, or 35.1%, for the year ended December 31, 1997 to $13,648,000 from $10,099,000 for the year ended December 31, 1996. Contribution from operations increased as a percentage of juvenile justice revenues to 18.8% for the year ended December 31, 1997 compared to 16.5% for the year ended December 31, 1996.

JUVENILE JUSTICE AND BEHAVIORAL HEALTH

  Contribution from Operations. Contribution from operations, which includes the effects of start-up costs in each period, decreased $1,055,000, or 7.1%, for the year ended December 31,1997 to $13,798,000 from $14,853,000 for the year ended December 31, 1996. Contribution from operations decreased as a percentage of revenues to 12.8% for the year ended December 31, 1997 compared to 13.4% for the year ended December 31, 1996.

DEVELOPMENT COSTS

  Development Costs. For the year ended December 31, 1997, development costs increased $134,000, or 13.4%, to $1,131,000 from $997,000 for the year ended
December 31, 1996. This increase was primarily due to the Company's focus on growth and the hiring of experienced, professional staff to focus exclusively on development activities.

GENERAL AND ADMINISTRATIVE EXPENSES

  General and Administrative Expenses. For the year ended December 31, 1997, general and administrative expenses increased $2,232,000, or 39.0%, to $7,955,000 from $5,723,000 for the year ended December 31, 1996. As a percentage of revenues, general and administrative expenses increased to 7.4% for the year ended December 31, 1997 from 5.2% for the year ended December 31, 1996. The most significant components of these costs relate to the compensation expense associated with business professionals necessary for the oversight of the Company's operations. The increase as a percentage of revenue for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily attributable to the Company's efforts to develop the infrastructure necessary to enhance its current operations and required training expenses for staff.

NET INTEREST AND OTHER EXPENSE

  Net Interest and Other Expense. Net interest and other expense decreased $335,000, or 10.5%, to $2,870,000 for the year ended December 31, 1997 as compared to $3,205,000 for the year ended December 31, 1996. The decrease was primarily attributable to a decrease in the average outstanding line of credit balance and the repayment of debt secured by certain personal property which were paid down from the cash flow of the juvenile justice business.

INCOME TAXES

  Income Taxes. The benefit for income taxes was $3,085,000, representing an effective tax benefit rate of 16.2% for the year ended December 31, 1997 as compared to an income tax provision of $1,824,000, representing an effective tax rate of 41.8% for the year ended December 31, 1996. The decrease in the effective tax rate was primarily attributable to the Company's inability to recognize fully the tax benefits associated with the $27,000,000 restructuring charge due to the non-deductibility of a large component of assets (goodwill) which were written down and included in the restructuring charge.

NET (LOSS) INCOME

  Net (Loss) Income. Net loss, including the $17,113,000 after-tax effect of the $20,898,000 loss on sale of the behavioral health business in the 1997 period, was $15,971,000, or $1.59 per share on a diluted basis, for the year ended December 31, 1997 compared to net income $2,535,000, or $0.26 per share on a diluted basis, for the year ended December 31,1996.


SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1995

REVENUES

JUVENILE JUSTICE

  Revenues. Revenues derived from juvenile justice programs increased $4,081,000, or 15.2%, to $30,864,000 for the six months ended December 31, 1996 from $26,783,000 for the six months ended December 31, 1995. The increase resulted primarily from the expansion of juvenile justice programs existing at December 31, 1995 which generated an increase of $2,991,000 and the addition of two new juvenile justice programs subsequent to December 31, 1995 which provided additional revenues of $1,090,000. The average daily enrollment for all of the Company's residential juvenile justice programs increased 18.9% to 1,495 youth for the six months ended December 31, 1996 from 1,257 youth for the six months ended December 31, 1995, including a 13.9% increase in average daily enrollment in the nine programs that the Company operated during both six month periods ended December 31, 1996 and 1995 to 1,432 from 1,257, respectively.
The Company reported an average occupancy rate of 93.4% for the six months ended December 31, 1996 compared to 94.9% for the six months ended December 31, 1995 based on an average daily licensed capacity of 1,600 beds for 1996 and 1,324 beds for 1995. The decrease in occupancy percentage is due primarily to the fact that the two new juvenile justice facilities were in various stages of development where maximum occupancy had not yet been reached.

JUVENILE JUSTICE AND BEHAVIORAL HEALTH

  Revenues. Revenues increased $10,051,000, or 21.4%, to $57,043,000 for the six months ended December 31, 1996 from $46,992,000 for the six months ended December 31, 1995. The increase resulted from the expansion of programs existing at December 31, 1995 which generated an increase of $5,661,000 and the addition of three new programs subsequent to December 31, 1995 which provided additional revenues of $4,342,000. In addition, the increase further resulted from $1,310,000 of non-recurring consulting revenues during the six months ended December 31, 1996. These increases in revenues were partially offset by a decrease in revenues of $1,262,000 resulting from the cancellation of a management contract in 1996. The average daily enrollment for all of the Company's programs increased 22.1% to 2,172 youth for the six months ended December 31, 1996 from 1,779 youth for the six months ended December 31, 1995, including a 15.7% increase in average daily enrollment in the 16 programs that the Company operated during both the six months ended December 31, 1996 and 1995 to 2,059 youth from 1,779 youth, respectively. The Company reported an occupancy rate of 91.7% for the six months ended December 31, 1996 compared to 91.8% for the six months ended December 31, 1995 based on an average daily licensed capacity of 2,368 beds for the six months ended December 31, 1996 and 1,937 beds for the six months ended December 31, 1995.

PROGRAM DIRECT OPERATING EXPENSES

JUVENILE JUSTICE

  Program Direct Operating Expenses. Program direct operating expenses incurred from juvenile justice programs increased $3,978,000, or 18.2%, to $25,800,000 for the six months ended December 31, 1996 from $21,822,000 for the six months ended December 31, 1995. As a percentage of revenue, program direct operating expenses were 83.6% and 81.5%, thereby generating program contribution margin percentage of 16.4% and 18.5% for the six months ended December 31, 1996 and 1995 respectively. This decrease between periods is due primarily to the opening of two new juvenile justice programs during the six month period ended December 31, 1996. Salaries and related benefits constituted approximately 74.4% of program direct operating expenses for the six months ended December 31, 1996 compared to 75.4% of program direct operating expenses for the six months ended December 31, 1995.

JUVENILE JUSTICE AND BEHAVIORAL HEALTH

  Program Direct Operating Expenses. Program direct operating expenses increased $8,520,000, or 21.0%, to $49,010,000 for the six months ended December 31, 1996 from $40,490,000 for the six months ended December 31, 1995. As a percentage of revenue, program direct operating expenses were 85.9% and 86.2%, thereby generating program contribution margin percentage of 14.1% and 13.8% for the six months ended December 31, 1996 and 1995, respectively. The slight increase between periods is due primarily to the improved performance of certain behavioral health programs as well as the effects of the non-recurring consulting revenues in 1996. Salaries and related employee benefits constituted approximately 66.4% of program direct operating expenses for the six months ended December 31, 1996 compared to 64.5% of program direct operating expenses for the six months ended December 31, 1995.

START-UP COSTS

  Start-up costs. Start-up costs increased $112,000 for the six months ended December 31, 1996 to $142,000 from $30,000 for the six months ended December 31, 1995. The start-up costs in the 1996 period relate to the opening of the Keweenaw, Michigan juvenile justice project. The start-up costs in the 1995 period relate to the opening of the Camp Washington juvenile justice project.

CONTRIBUTION FROM OPERATIONS

JUVENILE JUSTICE

  Contribution from Operations. Contribution from operations which includes the effects of start-up costs in each period decreased $9,000, or 0.2%, for the six months ended December 31, 1996 to $4,922,000 from $4,931,000 for the six months ended December 31, 1995. Contribution from operations decreased as a percentage of juvenile justice revenues to 15.9% for the six months ended December 31, 1996 compared to 18.4% for the six months ended December 31, 1995.

JUVENILE JUSTICE AND BEHAVIORAL HEALTH

  Contribution from Operations. Contribution from operations for the six months ended December 31, 1996 increased $1,419,000, or 21.9%, to $7,891,000 from $6,472,000 for the six months ended December 31, 1995. Contribution from operations decreased as a percentage of revenues to 13.9% for the six months ended December 31, 1996 compared to 13.7% for the six months ended December 31, 1995.

DEVELOPMENT COSTS

  Development Costs. For the six months ended December 31, 1996, development costs increased $110,000, or 25.8%, to $536,000 from $426,000 for the six months ended December 31, 1995. This increase was primarily due to the Company's focus on growth and the hiring of individuals specifically targeting development activities.

GENERAL AND ADMINISTRATIVE EXPENSES

  General and Administrative Expenses. For the six months ended December 31, 1996, general and administrative expenses increased $850,000, or 35.8%, to $3,225,000 from $2,375,000 for the six months ended December 31, 1995. As a percentage of revenues, general and administrative expenses increased to 5.7% for the six months ended December 31, 1996 from 5.1% for the six months ended December 31, 1995. The most significant components of these costs relate to the compensation expense and consulting fees associated with business professionals necessary for the oversight of the Company's operations. The increase as a percentage of revenue for the six months ended December 31, 1996 as compared to the six months ended December 31, 1995 is primarily attributable to the Company's efforts to develop the infrastructure necessary to enhance its current operations and continue its growth.

NET INTEREST AND OTHER EXPENSE

  Net Interest and Other Expense. Net interest and other expense increased $227,000, or 16.0%, to $1,650,000 for the six months ended December 31, 1996 from $1,423,000 for the six months ended December 31, 1995. The increase was due primarily to the interest expense attributable to the issuance of 7% Convertible Subordinated Debentures in 1996 partially offset by the decrease in interest expense resulting from the payoff of debt incurred in connection with the acquisitions of Desert Hills of New Mexico and Introspect.


INCOME TAXES

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

NET INCOME

  Net Income. Net income was $1,534,000, or $.15 per share on a diluted basis for the six months ended December 31, 1996 compared to $1,270,000, or $.14 per share on a diluted basis for the six months ended December 31, 1995.


YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995

REVENUES

JUVENILE JUSTICE

  Revenues. Revenues derived from juvenile justice programs increased $12,128,000, or 28.2%, to $55,124,000 for the year ended June 30, 1996 from
$42,996,000 for the year ended June 30, 1995. The increase resulted primarily from the addition of two new juvenile justice programs subsequent to June 30, 1995 which provided additional revenues of $1,451,000 and the expansion of juvenile justice programs existing at June 30, 1995 which generated an increase of $10,677,000. The average daily enrollment for all of the Company's residential juvenile justice programs increased 28.7% to 1,342 youth for the year ended June 30, 1996 from 1,043 for the year ended June 30, 1995, including a 24.9% increase in average daily enrollment in the eight programs that the Company operated during both the year ended June 30, 1996 and 1995 to 1,303 youth from 1,043 youth. The Company reported an average occupancy rate of 94.7% for the year ended June 30, 1996 compared to 92.5% for the year ended June 30, 1995 based on an average daily licensed capacity of 1,417 beds for the year ended June 30, 1996 and 1,128 for the year ended June 30, 1995. The increase in occupancy percentage is due primarily to the increase in census levels in several of the juvenile justice programs that commenced operations in the 1995 period.

JUVENILE JUSTICE AND BEHAVIORAL HEALTH

  Revenues. Revenues increased $47,266,000, or 89.0%, to $100,353,000 for the year ended June 30, 1996 from $53,087,000 for the year ended June 30, 1995. The increase resulted primarily from the addition of six new programs subsequent to June 30, 1995 which provided additional revenues of $33,058,000 and the expansion of programs existing at June 30, 1995 which generated an increase of $15,428,000. The increase in revenues was partially offset by a decrease in revenues of $885,000 resulting from the cancellation of a management contract in 1996 and a decrease in consulting services and other revenues of $335,000 as compared to the previous period. The average daily enrollment for all of the Company's programs increased 51.2% to 1,901 youth during the year ended June 30, 1996 from 1,257 youth during the year ended June 30, 1995, including a 5.2% increase in average daily enrollment in programs that the Company operated for both the full fiscal years 1996 and 1995 to 1,180 youth from 1,122 youth. The Company reported an occupancy rate of 92.1% in fiscal year 1996 compared to 92.2% in fiscal year 1995 based on an average daily licensed capacity of 2,065 beds for fiscal year 1996 and 1,364 beds for fiscal year 1995.

PROGRAM DIRECT OPERATING EXPENSES

JUVENILE JUSTICE

  Program Direct Operating Expenses. Program direct operating expenses incurred from juvenile justice programs increased $9,733,000, or 26.8%, to $46,095,000 for the year ended June 30, 1996 from $36,362,000 for the year ended June 30, 1995. As a percentage of revenue, program direct operating expenses were 83.6% and 84.6%, thereby generating program contribution margin percentage of 16.4% and 15.4% for the year ended June 30, 1996 and 1995, respectively. This improvement between periods is due to the increased census levels and the inherent profitability thereof in several of the juvenile justice programs that commenced operations in the 1995 period. Salaries and related benefits constituted approximately 72.3% of program direct operating expenses for the year ended June 30, 1996 compared to 75.2% of program direct operating expenses for the year ended June 30, 1995.


JUVENILE JUSTICE AND BEHAVIORAL HEALTH

  Program Direct Operating Expenses. Program direct operating expenses increased $41,904,000, or 93.2%, to $86,861,000 for the year ended June 30, 1996 from $44,957,000 for the year ended June 30, 1995. As a percentage of revenue, program direct operating expenses were 86.6% and 84.7%, thereby generating program contribution margin percentage of 13.4% and 15.3% for the year ended June 30, 1996 and 1995, respectively. This decrease between periods is due primarily to the fact that the acquisitions and growth in the 1996 period were in the behavioral health business where margins are typically lower than in the juvenile justice business. Salaries and related employee benefits decreased to approximately 64.5% of program direct operating expenses for fiscal year 1996 compared to 70.6% of program direct operating expenses for fiscal year 1995.

START-UP COSTS

  Start-up Costs. Start-up costs decreased $222,000 for the year ended June 30, 1996 to $58,000 from $280,000 for the year ended June 30, 1995. The start-up costs in the 1996 period relate to the opening of the Camp Washington juvenile justice project. The start-up costs in the 1995 period relate to the opening of the Tarkio, Missouri and Woodward, Iowa juvenile justice projects.

CONTRIBUTION FROM OPERATIONS

JUVENILE JUSTICE

  Contribution from Operations. Contribution from operations derived from juvenile justice programs, which includes the effects of start-up costs in each period, increased $2,617,000, or 41.2%, for the year ended June 30, 1996 to $8,971,000 from $6,354,000 for the year ended June 30, 1995. Contribution from operations increased as a percentage of juvenile justice revenues to 16.3% for the year ended June 30, 1996 compared to 14.7% for the year ended June 30, 1995.

JUVENILE JUSTICE AND BEHAVIORAL HEALTH

  Contribution from Operations. Contribution from operations, which includes the effects of start-up costs in each period, increased $5,584,000, or 71.1%, for the year ended June 30, 1996 to $13,434,000 from $7,850,000 for the year ended June 30, 1995. Contribution from operations decreased as a percentage of revenues to 13.3% for the year ended June 30, 1996 compared to 14.8% for the year ended June 30, 1995.

DEVELOPMENT COSTS

  Development Costs. For the year ended June 30, 1996, development costs decreased $36,000, or 4.6%, to $741,000 from $777,000 for the year ended June 30, 1995. This decrease was primarily due to the fact that during the 1996 period a larger portion of the development effort related to acquisitions whereby the related expenses are capitalized as goodwill in connection with the purchase accounting.

GENERAL AND ADMINISTRATIVE EXPENSES

  General and Administrative Expenses. For the year ended June 30, 1996, general and administrative expenses increased $1,699,000, or 51.2%, to $5,019,000 from $3,320,000 for the year ended June 30, 1995. As a percentage of revenues, general and administrative expenses decreased to 5.0% for the year ended June 30, 1996 from 6.3% for the year ended June 30, 1995. The most significant components of these costs relate to the compensation expense associated with business professionals necessary for the oversight of the Company's operations. The decrease as a percentage of revenue for the year ended June 30, 1996 as compared to the year ended June 30, 1995 is primarily attributable to certain efficiencies and economies of scale being gained through growth.

NET INTEREST AND OTHER EXPENSE

Net Interest and Other Expense. Net interest and other expense increased $2,736,000, or 1,130.6%, to $2,978,000 for the year ended June 30, 1996 as compared to $242,000 for the year ended June 30, 1995. The increase was primarily attributable to the Company's 7% Convertible Subordinated Debentures issued during the 1996 period, as well as increases in the outstanding balance on the Company's line of credit.


INCOME TAXES

   Income Taxes. The income tax provision was $1,856,000, representing an effective tax rate of 45.0% for the year ended June 30, 1996 as compared to an income tax provision of $1,332,000 representing an effective tax rate of 37.9% for the year ended June 30, 1995. The increase in the effective tax rate was the result of the loss from Introspect operations in the 1996 period which was not consolidated for tax purposes, the increase in non-deductible goodwill and other non-deductible expenses.

NET INCOME

  Net Income. Net income was $2,271,000, or $.25 per share on a diluted basis, for the year ended June 30, 1996 compared to net income of $2,179,000, or $.26 per share on a diluted basis, for the year ended June 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1997, the Company had $7,802,000 in cash and $22,972,000 of working capital. Net cash provided by operating activities was $4,396,000 for the year ended December 31, 1997 compared to net cash used in operating activities of $7,985,000 for the year ended December 31, 1996. This increase resulted primarily from the Company's favorable working capital experience in the accounts receivable and accounts payable areas as well, as the improvement in juvenile justice program margins.

  Net cash provided by investing activities was $10,590,000 for the year ended December 31, 1997, comprised primarily of $14,154,000 of net proceeds from the sale of the behavioral health business, $6,084,000 of proceeds from sales of investments and fixed assets and $3,184,000 of proceeds from the collection of an outstanding promissory note offset by $12,204,000 used to fund capital expenditures and other assets and $628,000 used to fund an acquisition.

  Net cash used in financing activities was $10,221,000 for the year ended December 31, 1997 comprised of repayments of short-term borrowings and long-term debt of $13,439,000 offset by $3,218,000 of proceeds from stock option exercises and employee stock purchases.

  In December 1996, the Company amended its Revolving Line of Credit agreement with a bank to increase the loan amount to the lesser of $20,000,000 or the sum of 85% of the eligible accounts receivable and 95% of the cash and cash equivalents on deposit with the bank. Amounts drawn under this line of credit bear interest at LIBOR plus 150 basis points and are payable on demand. As of December 31, 1997, YSI had no outstanding borrowings under this line of credit.

  In January 1998, the Company redeemed the 12% Subordinated Debentures in the principal amount of $1,000,000.

  On October 31, 1997, the Company received approximately $15,900,000 in cash and on February 20, 1998, the Company received an additional $4,500,000 in cash in connection with the closing of the behavioral health sale (see "-Recent Developments"). The Company believes that its current funds and funds available under its amended line of credit, together with existing capital resources and cash flow from its existing operations, will be sufficient to meet all indebtedness payments, to make all planned capital additions and improvements and meet other working capital needs for the next twelve months. However, if the Company should identify one or more acquisition targets or begin substantial "de novo" programs, it may need to access additional capital through traditional bank financing or the public equity markets.


YEAR 2000

  The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Specifically, software computational errors are a potential risk with respect to dates after December 31, 1999. The Company has made a preliminary assessment of its Year 2000 compliance issues, and is developing plans to address any deficiencies. Although the Company has not yet estimated the total costs needed for Year 2000 compliance, the Company currently believes it will be able to upgrade and enhance its computer software systems to recognize years beginning with 2000 and that the cost to do so will not be material to its financial position, liquidity, or results of operations.





FORWARD-LOOKING STATEMENTS

  In addition to historical information, this report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in this section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise from the date hereof. Readers should carefully review the risk factors described in the documents filed by the Company with the Securities and Exchange Commission.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements of the Company are included on pages F-1 through F-23 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  The information required by this Item 9 is not applicable.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  The information required by this Item 10 is included under the captions "Election of Directors", "Board of Directors" and "Executive Officers" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A no later than April 30, 1998 (the "1998 Proxy Statement") and that information is incorporated by reference in this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this Item 11 is included under the caption "Executive Compensation" in the 1998 Proxy Statement and that information is incorporated by reference in this Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item 12 is included under the caption "Security Ownership of Principal Stockholders , Directors and Officers" in the 1998 Proxy Statement and that information is incorporated by reference in this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item 13 is included under the caption "Certain Relationships and Related Party Transactions" in the 1998 Proxy Statement and that information is incorporated by reference in this Form 10-K.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

         (1) Financial Statements:

           The consolidated financial statements of the Company are included on pages F-1 through F-23 of this Form 10-K.

         (2) Financial Statement Schedules

           The financial statement schedules prescribed by this Item 14 are not required.

         (3) Exhibits (All references herein to "SEC" shall mean the U.S. Securities and Exchange Commission)



  EXHIBIT
      NO.                                    DESCRIPTION
 --------    ----------------------------------------------------------------------------
    3.1      Articles of Incorporation of the Company, as amended.(1)
    3.2      Bylaws of the Company, as amended and restated.
    4.1      The rights of security holders are defined in the Articles of Incorporation, as amended, and the Bylaws, as amended and restated, of the Company filed as Exhibits
             3.1 and 3.2 hereto, respectively.
    4.2      The Company's 12% Subordinated Debenture Due December 31, 2002.(1)
    4.3      Specimen of Common Stock Certificate.(1)
    4.4      Form of Company's 7% Convertible Subordinated Debentures Due February 1, 2006.
             (Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form
             10-K for the Fiscal Year Ended June 30, 1996.)
    4.5      Fiscal and Paying Agency Agreement dated January 29, 1996 by and among the Company,
             The Chase Manhattan Bank, N.A., New York, The Chase Manhattan Bank, N.A., London and
             Chase Manhattan Bank Luxembourg S.A. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31,
             1995.)
    4.6      Indenture, dated October 15, 1996, by and between the Company and the Chase Manhattan
             Bank, as trustee. (Incorporated by reference to Exhibit 4(d) to the Company's Registration
             Statement on Form S-3 (Registration No. 333-09089).)
    10.1     Contract among Youth Services International of Baltimore, Inc., the Company and the
             Maryland Department of Juvenile Services for the operation and management of the
             Charles H. Hickey, Jr. School.(1)
    10.2     Contract between Youth Services International of Maryland, Inc. and the Maryland
             Department of Juvenile Services for the operation of the Victor Cullen Center.(1)
   10.13     Contract between the State of Tennessee and Youth Services International of
             Tennessee, Inc., d/b/a Reflections Treatment Agency.(1)
   10.31     The Company's Stock Option Plan.(1)
   10.33     The Company's Board of Directors Compensation Plan. (Incorporated by reference to
             Exhibit 4 to the Company's Registration Statement on Form S-8 (registration number
             33-99500) filed with the SEC on November 16, 1995.)
   10.34     Warrant to Purchase Common Stock of The Company.(1)
   10.35     The Company's 1995 Employee Stock Option Plan. (Incorporated by reference to Exhibit
             4 to the Company's Registration Statement on Form S-8 (registration number 33-84934)
             filed with the SEC on October 11, 1994.)
   10.36     The Company's 1996 Employee Stock Option Plan. (Incorporated by reference to Exhibit
             4 to the Company's Registration Statement on Form S-8 (registration number 33-99498)
             filed with the SEC on November 16, 1995.)
   10.37     The Company's Fiscal Year 1997 Employee Stock Purchase Plan. (Incorporated by
             reference to Exhibit 4 to the Company's Registration Statement on Form S-8
             (registration number 333-07157) filed with the SEC on June 28, 1996.)
   10.38     The Company's 1995 Director Stock Option Plan. (Incorporated by reference to Exhibit
             4 to the Company's Registration Statement on Form S-8 (registration number 33-84938)
             filed with the SEC on October 11, 1994.)

   10.45     Asset Purchase Agreement, dated as of June 30, 1995, by and among the Company, Youth
             Services International of New Mexico, Inc., Desert Hills Center for Youth and
             Families of New Mexico, Inc., Diversification Association, Inc., Introspect
             HealthCare Corporation, Anna Ash, William Ash, Manuel G. Bracomonte, Tamatha
             Bracamonte, Donald V. Campbell, Mary K. Campbell, Donna Heidinger, Guy W. Heidinger,
             Daniel R. Lopez, Nancy Lopez, Elizabeth McCusker, Fletcher J. McCusker, Judy McKee,
             and Michael McKee. (Incorporated by reference to Exhibit 2.1 to the Company's
             Current Report on Form 8-K, filed with the SEC on August 3, 1995.)
   10.46     Option Agreement, dated as of June 30, 1995, by and among the Company,
             Diversification Association, Inc., Introspect HealthCare Corporation, Desert Hills
             Center for Youth and Families, Inc., Desert Hills Center for Youth and Families of
             Hawaii, Inc., Anna Ash, William Ash, Manuel G. Bracomonte, Tamatha Bracamonte,
             Donald V. Campbell, Mary K. Campbell, Donna Heidinger, Guy W. Heidinger, Daniel R.
             Lopez, Nancy Lopez, Elizabeth McCusker, Fletcher J. McCusker, Judy McKee, and
             Michael McKee. (Incorporated by reference to Exhibit 2.2 to the Company's Current
             Report on Form 8-K, filed with the SEC on August 3, 1995.)
   10.47     Management Agreement, dated as of June 30, 1995, by and among the Company,
             Southwestern Children's Health Services, Inc., Introspect HealthCare Corporation,
             Desert Hills Center for Youth and Families of Nevada, Inc., Ocotillo Pediatric
             Services, Inc., Desert Hills Center for Youth and Families, Inc., Desert Hills
             Center for Youth and Families of Hawaii, Inc., Anna Ash, William Ash, Manuel G.
             Bracomonte, Tamatha Bracamonte, Donald V. Campbell, Mary K. Campbell, Donna
             Heidinger, Guy W. Heidinger, Daniel R. Lopez, Nancy Lopez, Elizabeth McCusker,
             Fletcher J. McCusker, Judy McKee, and Michael McKee. (Incorporated by reference to
             Exhibit 2.3 to the Company's Current Report on Form 8-K, filed with the SEC on
             August 3, 1995.)
   10.48     Loan Agreement, dated as of June 30, 1995, by and between Introspect HealthCare
             Corporation and the Company. (Incorporated by reference to Exhibit 2.4 to the
             Company's Current Report on Form 8-K, filed with the SEC on August 3, 1995.)
   10.49     Asset Purchase Agreement dated March 27, 1996 by and among the Company, Youth
             Services International of Florida, Inc., a Florida corporation and a wholly-owned subsidiary of YSI, the Tampa Bay Academy, Ltd., a Florida limited partnership,
             American Residential Centers, Inc., a Florida corporation and the general partner of
             Tampa Bay and Malcolm B. Harriman, Edward C. Hoefle, Ronald L. Knaus and Wayne
             Shive, being all of the stockholders of American Residential Centers, Inc.
             (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form
             8-K, filed with the SEC on April 11, 1996.)
   10.50     Agreement dated March 27, 1996 by and among the Company, American Residential
             Centers, Inc., a Florida corporation and Malcolm B. Harriman, Edward C. Hoefle,
             Ronald L. Knaus and Wayne Shive, being all of the stockholders of American
             Residential Centers, Inc. (Incorporated by reference to Exhibit 2.2 to the Company's
             Current Report on Form 8-K, filed with the SEC on April 11, 1996.)
   10.51     Lease dated March 27, 1996 but effective as of March 1, 1996 by and between The
             Tampa Bay Academy, Ltd., a Florida limited partnership and Youth Services
             International of Florida, Inc., a Florida corporation. (Incorporated by reference to
             Exhibit 2.3 to the Company's Current Report on Form 8-K, filed with the SEC on April
             11, 1996.)
   10.52     Promissory Note dated April 13, 1989 made by The Tampa Bay Academy, Ltd., a Florida limited partnership, in favor of National Home Life Assurance Company, a Missouri corporation, in the original principal amount of $3,800,000. (Incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K, filed with the
             SEC on April 11, 1996.)
   10.53     Guaranty dated April 13, 1989 executed by Wayne M. Shive, Ann W. Shive, Malcolm B.
             Harriman, Alysa G. Harriman, Edward C. Hoefle, Ronald L. Knaus and Yvonne Knaus.
             (Incorporated by reference to Exhibit 2.5 to the Company's Current Report on Form
             8-K, filed with the SEC on April 11, 1996.)
   10.54     Mortgage, Assignment of Rents and Security Agreement dated April 13, 1989 by and between The Tampa Bay Academy, Ltd., a Florida limited partnership, and National
             Home Life Assurance Company, a Missouri corporation. (Incorporated by reference to
             Exhibit 2.6 to the Company's Current Report on Form 8-K, filed with the SEC on April
             11, 1996.)
   10.55     Assignment dated March 27, 1996 by National Home Life Assurance Company, n/k/a
             Providian Life and Health Insurance Company, a Missouri corporation in favor of the
             Company. (Incorporated by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K, filed with the SEC on April 11, 1996.)
   10.56     Promissory Note Modification Agreement dated March 27, 1996 by and among the
             Company, a Maryland corporation, The Tampa Bay Academy, Ltd., a Florida limited partnership, Wayne M. Shive, Ann W. Shive, Malcolm B. Harriman, Alysa G. Harriman,
             Edward C. Hoefle, Ronald L. Knaus and Yvonne Knaus. (Incorporated by reference to

             Exhibit 2.8 to the Company's Current Report on Form 8-K, filed with the SEC on April
             11, 1996.)
   10.57     Option Exercise Agreement, dated as of September 11, 1996, by and among the Company,
             Diversification Association, Inc., Introspect HealthCare Corporation, Desert Hills
             Center for Youth and Families of Nevada, Inc., Ocotillo Pediatric Services, Inc.,
             Desert Hills Center for Youth and Families, Inc., Desert Hills Center for Youth and
             Families of Hawaii, Inc., Anna Ash, William Ash, Manuel G. Bracamonte, Tamatha
             Bracamonte, Donald V. Campbell, Mary K. Campbell, Donna Heidinger, Guy W. Heidinger,
             Daniel R. Lopez, Nancy Lopez, Elizabeth McCusker, Fletcher J. McCusker, Judy McKee,
             and Michael McKee. (Incorporated by reference to the Company's Current Report on
             Form 8-K filed with the SEC on September 25, 1996. The Exhibits to the Option
             Exercise Agreement have been omitted from such Form 8-K and this filing. The Company hereby undertakes to furnish these materials to the SEC upon request.)
   10.58     Consulting Services Agreement, dated August 30, 1995, between ATSG, Inc. and Youth
             Services International, Inc. (Incorporated by reference to Exhibit 10.1 to the
             Company's Form 10-Q, filed with the SEC on November 14, 1995.)
   10.59     Management Agreement, dated as of September 1, 1995, by and between Brazos
             Valley Youth Corporation and Youth Services International of Texas, Inc.
             (Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q, filed with the SEC on November 14, 1995.)
   10.60     Employment Agreement, dated as of July 16, 1996, by and between Timothy
             P. Cole and Youth Services International, Inc. (Incorporated by reference to Exhibit 10 to the Company's Form 10-Q, filed with the SEC on
             November 14, 1996.)
   10.61     First Amendment to Loan and Security Agreement dated December 12, 1996 by Signet Bank and the Company and certain of its subsidiaries. (Incorporated by reference to Exhibit 10(a) to the Company's Form 10-Q, filed with SEC on
             February 11, 1997.
   10.62     Amended and Restated Master Revolving Promissory Note from the Company and certain of its subsidiaries to Signet Bank dated December 12, 1996.
             (Incorporated by reference to Exhibit 10(a) to the Company's Form 10-Q, filed with the SEC on February 11, 1997.)
   10.63     Memorandum of understanding,  between Youth Services International,
             Inc. and International Youth Insititute. (Incorporated by reference to Exhibit
             10.2 to the Company's Form 10-Q, filed with the SEC on February 11, 1997.)
   10.64     Stock Purchase Agreement By and Among Youth and Family Centered Services, Inc.,
             Youth Services International Holdings, Inc. and Youth Services International, Inc.
             dated as of July 22, 1997.  (Incorporated by reference to Exhibit 2 to the Company's
             Current Report on Form 8-K, filed with the SEC on August 6, 1997.)
   10.65     Amendment No. 1 to Stock Purchase Agreement By and Among Youth and Family Centered
             Services, Inc., Youth Services International Holdings, Inc. and Youth Services
             International, Inc. dated as of October 31, 1997. (Incorporated by reference to Exhibit
             2 to the Company's Form 10-Q, filed with the SEC on November 13, 1997)
   10.66     The Company's 1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit to the Company's Registration Statement on Form S-8 (registration number 333-47305) filed with the SEC on March 4, 1998.)
     21      Subsidiaries of the Company
     23      Consent of Arthur Andersen LLP, independent public accountants.
     27      Financial Data Schedule

---------------
(1) Incorporated by reference from the identically numbered exhibit to the Company's Registration Statement (registration number 33-71958) filed with the SEC on November 19, 1993, as amended.


  (b) The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1997.

  (c) Exhibits:

      Exhibits required to be filed in response to this paragraph (c) are listed above in subparagraph (a)(3).

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

                               YOUTH SERVICES INTERNATIONAL, INC.

                                 By:  /s/     TIMOTHY P. COLE
                                      -----------------------------------
                                               TIMOTHY P. COLE
                                     Chairman of the Board, Chief Executive
                                              Officer and President

  Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

              SIGNATURE                           TITLE                       DATE
              ---------                           -----                       ----
          /s/TIMOTHY P. COLE             Chairman of the Board,          March 31, 1998
       ---------------------------       Chief Executive Officer
           TIMOTHY P. COLE                    and President
                                          (Principal Executive
                                                Officer)


        /s/ WILLIAM P. MOONEY            Chief Financial Officer         March 31, 1998
       ---------------------------            and Treasurer
          WILLIAM P. MOONEY               (Principal Financial
                                          Officer and Principal
                                           Accounting Officer)


         /s/ ALAN J. ANDREINI                   Director                March 31, 1998
       ---------------------------
           ALAN J. ANDREINI


       /s/ JAMES A. FLICK, JR.                  Director                March 31, 1998
       ---------------------------
         JAMES A. FLICK, JR.


       /s/ LENNEAL J. HENDERSON                 Director                March 31, 1998
       ---------------------------
         LENNEAL J. HENDERSON


         /s/ BOBBIE L. HUSKEY                   Director                March 31, 1998
       ---------------------------
           BOBBIE L. HUSKEY


          /s/ JANET LANGHART                    Director                March 31, 1998
       ---------------------------
            JANET LANGHART


       /s/ JACQUES T. SCHLENGER                 Director                March 31, 1998
       ---------------------------
         JACQUES T. SCHLENGER

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Youth Services International, Inc.:

We have audited the accompanying consolidated balance sheets of Youth Services International, Inc. (a Maryland corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1997, the six months ended December 31, 1996, and the years ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Youth Services International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997, the six months ended December 31, 1996, and the years ended June 30, 1996 and 1995, in conformity with generally accepted accounting principles.







Baltimore, Maryland,
 February 20, 1998

               YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                 December 31,  December 31,
                                                                     1997          1996
                                                                   -------       -------
                                                                     (in thousands)
  CURRENT ASSETS:
     Cash                                                         $ 7,802       $ 3,037
     Restricted cash                                                  264           371
     Investments available-for-sale                                   -           5,204
     Accounts receivable, net of allowance for doubtful
       accounts of $413 and $1,027, respectively                   15,756        22,050
     Proceeds receivable from sale of behavioral health
       business                                                     4,500          -
     Receivables from related parties                                  95         1,125
     Refundable income taxes                                         -            1,046
     Current portion of notes receivable                             -               51
     Prepaid expenses, supplies and other                           2,801         3,360
     Deferred tax asset                                               769           110
                                                                  -------       -------

          Total current assets                                     31,987        36,354
                                                                  -------       -------

  PROPERTY, EQUIPMENT AND IMPROVEMENTS:
     Land                                                           1,976         1,086
     Leasehold improvements                                         9,364         9,794
     Program equipment                                              1,913         4,004
     Buildings                                                      8,637        11,698
     Office furniture and equipment                                 3,201         4,181
     Vehicles                                                       1,481         1,543
                                                                  -------       -------

                                                                   26,572        32,306

     Less- Accumulated depreciation                                (5,871)       (4,881)
                                                                  -------       -------

     Property, equipment and improvements, net                     20,701        27,425
                                                                  -------       -------

  OTHER ASSETS:
     Deferred debt issue costs, net                                 1,819         2,511
     Goodwill, net                                                  2,165        20,675
     Notes receivable, net of current portion                        -            3,133
     Deferred tax asset                                             6,512           591
     Other assets, net                                              1,700         2,400
                                                                  -------       -------

                                                                   12,196        29,310
                                                                  -------       -------

                Total assets                                      $64,884       $93,089
                                                                  =======       =======


   The accompanying notes are an integral part of these consolidated balance sheets.

               YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                             December 31,   December 31,
                                                                 1997           1996
                                                             -----------    ---------
                                                                  (in thousands)
 CURRENT LIABILITIES:
    Accounts payable                                           $  1,193       $ 2,025
    Accrued expenses                                              6,351         8,150
    Deferred revenue                                              1,243         1,469
    Current portion of long-term obligations                        228        11,915
                                                               --------       -------

        Total current liabilities                                 9,015        23,559

 CAPITAL LEASE OBLIGATIONS, less current portion                      5         2,207

 7% CONVERTIBLE SUBORDINATED DEBENTURES                          32,200        32,200


 12% SUBORDINATED DEBENTURES, net of
 unamortized original issue discount of $3 and  $12,
 respectively                                                       797           988

 LONG-TERM DEBT, less current portion                                60         1,545
                                                               --------       -------

        Total liabilities                                        42,077        60,499
                                                               --------       -------

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value:
      70,000,000 shares authorized, 10,241,198 and
      9,314,765 issued and outstanding, respectively                102            93
    Additional paid-in capital                                   33,621        27,500
    Accumulated (deficit) earnings                              (10,916)        5,055
    Unrealized loss on investments available-for-sale             -               (58)
                                                               --------       -------

        Total shareholders' equity                               22,807        32,590
                                                               --------       -------

        Total liabilities and shareholders' equity             $ 64,884       $93,089
                                                               ========       =======

   The accompanying notes are an integral part of these consolidated balance sheets.

               YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            Year       Six Months         Year             Year
                                                           Ended         Ended            Ended           Ended
                                                        December 31,   December 31,      June 30,        June 30,
                                                            1997          1996             1996            1995
                                                            ----          ----             ----            ----
                                                                   (in thousands except per share data)
REVENUES                                                 $108,129       $57,043           $100,353       $53,087

PROGRAM EXPENSES:
   Direct operating                                        94,124        49,010             86,861        44,957
   Start-up costs                                             207           142                 58           280
                                                         --------       -------           --------       -------

       Contribution from operations                        13,798         7,891             13,434         7,850

OTHER OPERATING EXPENSES:
   Development costs                                        1,131           536                741           777
   General and administrative                               7,955         3,225              5,019         3,320
   Loss on sale of behavioral health business              20,898          -                  -             -
   Costs of attempted acquisitions                           -             -                   569          -
                                                         --------       -------           --------       -------

       (Loss) income from operations                      (16,186)        4,130              7,105         3,753
                                                         --------       -------           --------       -------

OTHER INCOME (EXPENSE):
   Interest expense                                        (3,022)       (1,908)            (3,160)         (268)
   Interest income                                            462           500                645            50
   Loss on sale of investments                               (203)          (45)              -             -
   Other expense, net                                        (107)         (197)              (463)          (24)
                                                         --------       -------           --------       -------

                                                           (2,870)       (1,650)            (2,978)         (242)
                                                         --------       -------           --------       -------

   (Loss) income before income taxes                      (19,056)        2,480              4,127         3,511

   Income tax benefit (expense)                             3,085          (946)            (1,856)       (1,332)
                                                         --------       -------           --------       -------

       Net (loss) income                                 $(15,971)      $ 1,534           $  2,271       $ 2,179
                                                         ========       =======           ========       =======

(Loss) earnings per common share:

      Basic
                                                         $  (1.59)      $  0.17           $   0.27       $  0.29
                                                         ========       =======           ========       =======
      Diluted
                                                         $  (1.59)      $  0.15           $   0.25       $  0.26
                                                         ========       =======           ========       =======
Weighted average common shares outstanding:

      Basic                                                10,044         9,114              8,271         7,640
                                                         ========       =======           ========       =======

      Diluted                                              10,044        10,027              9,267         8,264
                                                         ========       =======           ========       =======

  The accompanying notes are an integral part of these consolidated statements.

               YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                                     Unrealized
                                                                                                      Loss on
                                                                           Additional  Accumulated  Investments      Total
                                                                 Common      Paid-in    (Deficit)    Available-   Shareholders'
                                                                  Stock      Capital     Earnings     for-Sale       Equity
                                                                 -------     -------     --------     --------    ------------
                                                                               (in thousands except share data)
  BALANCE, June 30, 1994                                         $    76     $14,668       $ (929)       $-          $13,815
     Tax benefit realized due to exercise
       of nonqualified stock options                                -            554         -            -              554
     Issuance of 479,067 shares of common
       stock under stock option and stock
       purchase plans                                                  5       1,115         -            -            1,120
     Net income                                                     -           -           2,179         -            2,179
                                                                 -------     -------     --------      -------      --------
  BALANCE, June 30, 1995                                              81      16,337        1,250         -           17,668
     Tax benefit realized due to exercise
       of nonqualified stock options                                -          1,029         -            -            1,029
     Issuance of 490,946 shares of common
       stock under stock option and stock
       purchase plans                                                  5       2,733         -            -            2,738
     Unrealized loss on investments
       available-for-sale, net of tax effect                        -           -            -            (255)         (255)
     Net income                                                     -           -           2,271         -            2,271
                                                                 -------     -------     --------      -------      --------

  BALANCE, June 30, 1996                                              86      20,099        3,521         (255)       23,451
     Tax benefit realized due to exercise
       of nonqualified stock options                                -            522         -            -              522
     Issuance of 193,641 shares of common
       stock under stock option and stock
       purchase plans                                                  2       1,032         -            -            1,034
     Issuance of 7,428 shares of common
       stock as compensation                                        -            125         -            -              125
     Stock issuance costs                                           -            (23)        -            -              (23)
     Unrealized gain on investments
       available-for-sale, net of tax effect                        -           -            -             197           197
     Conversion of subordinated
       debentures to common stock                                      5       5,745         -            -            5,750

     Net income                                                     -           -           1,534         -            1,534
                                                                 -------     -------     --------      -------      --------
   BALANCE, December 31, 1996                                         93      27,500        5,055          (58)       32,590



  The accompanying notes are an integral part of these consolidated statements.

               YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                                                                                        Unrealized
                                                                                          Loss on
                                                              Additional  Accumulated  Investments     Total
                                                    Common     Paid-in     (Deficit)    Available-  Shareholders'
                                                    Stock      Capital      Earnings     for-Sale      Equity
                                                   -------     -------     ---------      ------      --------
                                                                  (in thousands except share data)
BALANCE, December 31, 1996                            $93      $27,500       $5,055         $(58)     $32,590
    Tax benefit realized due to exercise
      of nonqualified stock options                     -        2,805            -            -        2,805
    Issuance of 863,471 shares of
      common stock under stock option
      and stock purchase plans                          9        3,267            -            -        3,276
    Issuance of 8,205 shares of common
      stock as compensation                             -          107            -            -          107
    Stock issuance costs                                -          (58)           -            -          (58)
    Unrealized gain on investments
      available-for-sale, net of tax effect             -            -            -           58           58
    Net loss                                            -            -      (15,971)           -      (15,971)
                                                     ----      -------     ---------      ------      -------
BALANCE, December 31, 1997                           $102      $33,621     $(10,916)      $    -      $22,807
                                                     ====      =======     =========      ======      =======


 The accompanying notes are an integral part of these consolidated statements.

               YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year       Six Months     Year         Year
                                                                    Ended         Ended        Ended       Ended
                                                                 December 31,    December    June 30,     June 30,
                                                                      1997       31, 1996      1996         1995
                                                                      ----       --------      ----         ----
                                                                                  (in thousands)
OPERATING ACTIVITIES:
   Net (loss) income                                              $(15,971)     $  1,534    $  2,271      $ 2,179
   Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
     (Income) loss on Introspect operations                           -             (371)        296         -
     Stock granted as compensation                                     107           125        -            -
     Depreciation and amortization                                   5,126         3,035       3,428        1,841
     Loss on sale of property, equipment and
        improvements                                                    23            12         105         -
     Loss on sale of behavioral health business                     20,898          -           -            -
     Loss on sale of investments                                       203            45        -            -
     Deferred income taxes                                          (6,621)           (2)       (304)          27
     Tax benefit realized due to exercise of nonqualified
        stock options                                                2,805           522       1,029          554
     Net change in operating assets and liabilities                 (2,174)       (6,427)     (4,324)      (8,077)
                                                                  --------      --------    --------      -------
Net cash provided by (used in) operating activities                  4,396        (1,527)      2,501       (3,476)
                                                                  --------      --------    --------      -------
INVESTING ACTIVITIES:
   Purchases of property, equipment and improvements               (11,829)       (4,224)     (5,870)      (3,521)
   Proceeds from sale of property, equipment and
        improvements                                                   984            33         674         -
   Cash paid for acquired businesses, net of cash
        received                                                      (628)       (4,023)     (6,449)      (1,827)
   Net proceeds from sale of behavioral health business             14,154          -           -            -
   Disbursements for notes receivable                                 -             -         (4,271)        -
   Collection of notes receivable                                    3,184            62          25         -
   Purchases of investments                                           -             -        (10,223)        -
   Proceeds from sale of investments                                 5,100         4,875        -            -
   Other long-term assets                                             (375)         (471)     (1,816)        (551)
                                                                  --------      --------    --------      -------
Net cash provided by (used in) investing activities                 10,590        (3,748)    (27,930)      (5,899)
                                                                  --------      --------    --------      -------
FINANCING ACTIVITIES:
   Proceeds from short-term borrowings and long-term
        debt                                                          -           14,109       4,331        5,552
   Issuance of 7% convertible subordinated
        debentures                                                    -             -         37,950         -
   Repayments of short-term borrowings,
        long-term debt and capital lease obligations               (13,439)      (13,854)    (10,664)        (238)
   Proceeds from issuance of common stock under
     stock option and stock purchase plans, net                      3,218         1,011       2,738        1,120
   Deferred debt issue costs                                          -             -         (2,664)         (91)
                                                                  --------      --------    --------      -------
Net cash (used in) provided by financing activities                (10,221)        1,266      31,691        6,343
                                                                  --------      --------    --------      -------
NET INCREASE (DECREASE) IN CASH                                      4,765        (4,009)      6,262       (3,032)
CASH, beginning of period                                            3,037         7,046         784        3,816
                                                                  --------      --------    --------      -------
CASH, end of period                                               $  7,802      $  3,037    $  7,046      $   784
                                                                  ========      ========    ========      =======

  The accompanying notes are an integral part of these consolidated statements.

               YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              Year        Six Months    Year       Year
                                                             Ended          Ended       Ended      Ended
                                                          December 31,   December 31,  June 30,   June 30,
                                                              1997           1996        1996       1995
                                                              ----           ----        ----       ----
                                                                             (in thousands)
CHANGES IN OPERATING ASSETS AND
  LIABILITIES, NET OF EFFECTS OF BUSINESS
  ACQUISITIONS AND DISPOSITIONS:
   Cash held in escrow                                       $  -        $  -        $ 2,543   $(2,543)
   Restricted cash                                               107         131         156      (435)
   Accounts receivable                                        (1,835)     (3,218)     (7,866)   (4,187)
   Receivables from related parties                            1,029      (1,125)       -         -
   Refundable income taxes                                     1,046        -         (1,006)      137
   Prepaid expenses, supplies and other                          149      (1,369)       (666)     (948)
   Deposits                                                      154          (3)         79       (65)
   Management fee receivable                                    -           -             60      -
   Accounts payable                                             (408)         54      (1,073)     (510)
   Accrued expenses                                           (2,191)     (2,328)      3,476       474
   Deferred revenue                                             (225)      1,431         (27)     -
                                                             -------     -------     -------   -------

Net change in operating assets and liabilities               $(2,174)    $(6,427)    $(4,324)  $(8,077)
                                                             =======     =======     =======   =======

SUPPLEMENTAL DISCLOSURE:
   Cash paid for interest                                    $ 3,013     $ 2,050     $   921   $   268
                                                             =======     =======     =======   =======
   Cash paid for taxes                                       $   279     $   723     $ 2,292   $   655
                                                             =======     =======     =======   =======
   Capital lease obligation                                  $  -        $  -        $   230   $  -
                                                             =======     =======     =======   =======



  The accompanying notes are an integral part of these consolidated statements.

                   YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES


                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

Organization and Nature of Operations

Youth Services International, Inc. and its subsidiaries (collectively, "the Company") are organized to privately manage and operate educational, developmental and rehabilitative programs for troubled youth who have been adjudicated. The Company's programs are provided in residential and non-residential settings. The Company commenced the operation of its first program in February 1992. On February 3, 1994, the Company sold 1,950,000 shares in connection with its initial public offering of common stock at $6.67 per share pursuant to its Registration Statement filed on Form SB-2 with the Securities and Exchange Commission.

On October 31, 1997, the Company consummated the sale of certain of its subsidiaries which comprised its behavioral health business. As of December 31, 1997, the Company managed and operated 18 programs for adjudicated youth and two behavioral health programs. The two behavioral health programs are currently being held for sale by the Company (See Note 15 for further discussion of the sale and the two businesses being held for sale.)

Change in Year-end

On April 25, 1997, the Board of Directors approved a resolution to change the Company's year-end from June 30 to December 31. The accompanying financial statements include the financial position and results of operations for the Company's transition period comprised of the six months ended December 31, 1996.

Principles of Consolidation

As of December 31, 1997, the consolidated financial statements included the accounts of Youth Services International, Inc. and the following wholly-owned subsidiaries:

         - Youth Services International of Iowa, Inc.
         - Youth Services International of Tennessee, Inc.
         - Youth Services International of Baltimore, Inc.
         - Youth Services International of Maryland, Inc.
         - Youth Services International of Northern Iowa, Inc.
         - Youth Services International of South Dakota, Inc.
         - Youth Services International of Missouri, Inc.
         - Youth Services International of Central Iowa, Inc.
         - Youth Services International of Texas, Inc.
         - Youth Services International of Virginia, Inc.
         - Youth Services International of Delaware, Inc.
         - Youth Services International Southeastern Programs, Inc.
         - Youth Services International of Minnesota, Inc.
         - Youth Services International of Illinois, Inc.
         - Youth Services International of Michigan, Inc.


Significant intercompany accounts and transactions have been eliminated in consolidation.

The Company manages and operates certain of its programs pursuant to subcontracts or similar relationships with not-for-profit entities. These not-for-profit entities hold contracts directly with state and local governments to provide rehabilitative services to troubled youth and subcontract management responsibility to the Company. These not-for-profit entities are each controlled by independent Boards of Directors which have the right to terminate their contract with the Company under certain circumstances. The accompanying consolidated balance sheets include net accounts receivable pursuant to these contracts of $5,437,000 and $7,407,000 as of December 31, 1997 and 1996,
respectively.

Revenue Recognition and Contract Provisions

The Company's programs are typically provided pursuant to contracts directly with governmental entities or subcontracts with not-for-profit entities that contract directly with governmental entities. These contracts generally provide for fixed per diem payments based upon program occupancy. Revenues on fixed per diem and management contracts are recognized as the services are performed.

One of the Company's significant programs operates under a contract whereby revenues are recognized as reimbursable costs are incurred through a gross maximum price cost reimbursement arrangement. This contract has costs, including indirect costs, subject to audit and adjustment by negotiations with government representatives. Contract revenues subject to audit relating to this contract of $13,519,000, $6,835,000, $13,583,000 and $13,561,000 have been recorded for the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995, respectively, at amounts which are expected to be realized. Subsequent adjustments, if any, resulting from the audit process are recorded when known.

Contract terms with government and not-for-profit entities generally range from one to five years in duration and expire at various dates through June 2002. Most of these contracts are subject to termination for convenience by the governmental entity. Management of the Company is not aware of any circumstances that would cause any governmental entity to terminate any existing agreement.

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

Goodwill

Goodwill representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses is stated at cost and is amortized over 10 years using the straight-line method.

Amortization expense for the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995, was $894,000, $1,011,000, $1,038,000 and $582,000, respectively. Accumulated amortization at December 31, 1997 and 1996 was $1,656,000 and $2,927,000, respectively. (See
Note 15 for discussion of the loss related to the disposition of the behavioral health business recognized during the year ended December 31, 1997.)

Realizability of Long-Lived Assets and Goodwill

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles including goodwill to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets and goodwill in measuring whether the assets to be held and used will be realizable.

Fair Value of Financial Instruments

The Company determines fair value of their financial instruments held based on quoted market values where applicable or discounted cash flow analyses. As of December 31, 1997 and 1996, the carrying value of its financial instruments approximates fair value.

Deferred Revenue

Deferred revenue consists of advance payments for services which will be recognized as revenue as the related services are performed.

Development Costs

Development costs consist primarily of payroll and travel costs of individuals whose role is to grow the Company by entering new markets.

Income Taxes

The Company accounts for income taxes utilizing the liability method in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the rates and laws that are projected to be in effect when the differences are expected to reverse. Any resulting deferred tax asset along with the tax benefits related to operating loss and tax credit carryforwards are recognized if management believes, based on available evidence, that it is more likely than not they will be realized (see Note 13).

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

Newly Issued Accounting Standards

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. The statement establishes standards for reporting and display of comprehensive income and its components. The Company plans to adopt this new standard in the fiscal year beginning January 1, 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The statement establishes revised standards under which an entity must report business segment information in its financial statements. The Company plans to adopt this new standard, if applicable, in the fiscal year ending December 31, 1998.

2. EARNINGS PER SHARE:

In March 1997, the Company adopted SFAS No. 128, "Earnings Per Share," effective December 15, 1997. As a result, the Company is required to provide additional disclosure of basic earnings per share. Despite certain new calculation criteria, diluted earnings per share, as defined and reported under the new SFAS, was equivalent to the historically reported fully diluted earnings per share.

The following illustrates the calculation of basic and diluted (loss) earnings per share for all years presented:


                                                  Year           Six Months          Year           Year
                                                  Ended             Ended            Ended         Ended
                                              December 31,      December 31,       June 30,       June 30,
                                                  1997              1996             1996           1995
                                                  ----              ----             ----           ----
                                                                       (in thousands)
Net (loss) income                              $(15,971)           $1,534           $2,271        $2,179
                                               --------             -----            -----         -----
Weighted average common
     shares outstanding                          10,044             9,114            8,271         7,640
Dilutive effects of options
     and warrants                                   -                 913              996           624
                                                    -                 ---              ---           ---

Weighted average common
     and common equivalent
     shares outstanding                          10,044            10,027            9,267         8,264
                                                 ======            ======            =====         =====

Basic (loss) earnings per
    common share                                 $(1.59)            $0.17            $0.27         $0.29
                                                 ======             =====            =====         =====
Diluted (loss) earnings per
    common share                                 $(1.59)            $0.15            $0.25         $0.26
                                                 ======             =====            =====         =====


Basic (loss) earnings per common share were computed by dividing net (loss) income by the weighted average number of common shares outstanding during the year. Diluted (loss) earnings per common share were computed by dividing net
(loss) income by the weighted average number of common and common equivalent shares outstanding during the year. The Company's 7% Convertible Subordinated Debentures (see Note 8) are excluded from the diluted (loss) earnings per common share calculation due to their anti-dilutive effect. The dilutive effects of options and warrants were not provided for the year ended December 31, 1997 as losses are not diluted for earnings per share purposes.

3. INVESTMENTS:

Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", securities are required to be reported as held-to-maturity, trading or available-for-sale securities. Securities classified as available-for-sale are reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity.

Amortized cost and approximate fair value of investment securities available-for-sale as of December 31, 1996 is as follows (in thousands):

                                                            As of December 31, 1996
                                                  -------------------------------------------
                                                                     Gross
                                                                   Unrealized     Approximate
                                                  Amortized Cost      Loss         Fair Value
                                                  --------------      ----         ----------
     Corporate Bond Fund, Class A                    $  5,303       $     99       $  5,204
                                                     ========       ========       ========


There were no investment securities available-for-sale as of December 31, 1997.

4. NOTES RECEIVABLE:

In connection with its 1996 asset purchase of Tampa Bay Academy, Ltd. (TBA) (see
Note 15), the Company paid a mortgage obligation of TBA of approximately $3,271,000 thereby creating a note receivable from the former owners of TBA. The note receivable bore interest at an annually adjustable rate equal to the 10 year Treasury Bond rate plus 285 basis points. On October 31, 1997, the outstanding principal balance of $3,067,000 was repaid by the former owners of TBA. The proceeds from the repayment were utilized to partially fund the Company's acquisition on October 31, 1997 of the land and buildings owned by the former owners of TBA for $5,000,000.

During the year ended June 30, 1996, the Company entered into a $1,000,000 discretionary line of credit agreement with Introspect Healthcare Corporation (Introspect). The line of credit balance of $1,000,000 was reclassified to goodwill in connection with the Company's acquisition of Introspect effective September 1, 1996 (see Note 15).

5. ACCRUED EXPENSES:

Accrued expenses consist of the following as of December 31, 1997 and 1996 (in thousands):

                                                                December 31,     December 31,
                                                                    1997            1996
                                                                    ----            ----
                               Accrued payroll                     $1,384          $1,859
                               Accrued interest                       948             965
                               Other                                4,019           5,326
                                                                   ------          ------
                                                                   $6,351          $8,150
                                                                   ======          ======

6. SHORT-TERM BORROWINGS:

Lines of Credit

During the year ended June 30, 1995, the Company entered into an operating line of credit arrangement with a bank, under which it could borrow the lesser of $5,000,000 or 85% of eligible accounts receivable. Amounts drawn under this line of credit bore interest at prime plus one-half percent and were payable on demand. The line was secured by accounts receivable of the Company. This line of credit was canceled during the year ended June 30, 1996, and replaced with the line of credit facility included in Note 8.

Lines of credit information for the years ended June 30, 1996 and 1995, prior to the line of credit facility included in Note 8, is as follows (in thousands):

                                                       Year Ended  Year Ended
                                                        June 30,    June 30,
                                                          1996        1995
                                                       ----------  ----------
     Maximum amount outstanding during
        the year                                       $      70   $   3,070
     Average outstanding month-end balance
        during the year                                       70         820
     Weighted average interest rate during
        the year                                            10.0%        9.4%

7. SUBORDINATED DEBENTURES:

12% Subordinated Debentures

During the year ended June 30, 1993, the Company issued 12% Subordinated Debentures in the principal amount of $1,000,000 due in 10 equal semi-annual installments beginning June 30, 1998. Debentures in the principal amount of $580,000 were held by shareholders or their close relatives. The debentures were issued with an original issue discount of $50,000 which was being amortized over the life of the debentures using the effective interest method. The 12% Subordinated Debentures were redeemed by the Company on January 1, 1998 and a loss of $53,000 was incurred by the Company in connection with this early extinguishment.

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

The Company incurred approximately $2,500,000 of direct costs in connection with the issuance of the 7% Convertible Subordinated Debentures. These costs have been included within deferred debt issue costs in the accompanying consolidated balance sheets and are being amortized over the life of the related debentures.

In July 1996, holders of an aggregate principal amount of $5,750,000 of 7% Convertible Subordinated Debentures surrendered such debentures for conversion and received 461,106 shares of common stock. A conversion premium of $297,000 was paid by the Company. The conversion premium has been included in other expense in the accompanying consolidated statement of operations for the year ended June 30, 1996.

8. LONG-TERM DEBT:

Long-term debt consists of the following at December 31, 1997 and 1996 (in thousands):


                                                  December 31,   December 31,
                                                      1997          1996
                                                      ----          ----
          Bank Loans:
             Revolving line of credit payable to
             a bank, permitted borrowings equal
             to the lesser of $20,000,000 or 85%
             of eligible accounts receivable plus
             95% of cash balances on deposit,
             secured by accounts receivable and
             cash balances on deposit, bearing
             interest at the prime rate or LIBOR
             plus 2.25%, (7.4% as of December 31,
             1997) due November 1998.               $   -        $11,124

          DBC Purchase Note:
             Note payable to a non-affiliated
             individual, in the face amount of
             $450,000 discounted to $393,000, at
             an imputed interest rate of 8%,
             $225,000 was payable August 1996 and
             $225,000 was payable August 1997.          -            189

          Mortgage Payable:
             Mortgage payable to the City of
             Springfield, South Dakota secured by
             property in the City of Springfield,
             South Dakota, bearing interest at
             3.5%, principal and interest due in
             annual installments through June
             2002.                                     75             90

          Forest Ridge Purchase Note :
             Note payable to a non-affiliated
             individual, in the face amount of
             $150,000 discounted to $117,000, at
             an imputed interest rate of 10%,
             payable in monthly installments
             beginning March 1993.                      5             33
          Other:
             Note payable to Finova Capital
             Corporation, secured by certain
             fixed assets, bearing interest at
             11%, payable in monthly installments
             through January 2001. Outstanding
             balance of $1,722,000 was repaid on
             June 30, 1997.                             -          1,853
                                                    -------      -------

                                                         80       13,289

          Less:  Current portion                         20       11,744
                                                    -------      -------

          Total                                     $    60      $ 1,545
                                                    =======      =======

Borrowings information with respect to the revolving line of credit for the years ended December 31, 1997, the six months ended December 31, 1996, and the years ended June 30, 1996, and 1995, is as follows (in thousands):


                                                             December    December       June       June
                                                             31, 1997    31, 1996     30, 1996   30, 1995
                                                             --------    --------     --------   --------
    Maximum amount outstanding during the year                 $5,310     $11,124     $7,295     $5,300
    Average outstanding month-end balance during
       the year                                                 3,087       5,042      5,295      5,300
    Weighted average interest rate during the year                6.7%        7.8%       8.3%       8.3%

Certain of these agreements require that the Company maintain a minimum current ratio and level of tangible net worth, as well as meet certain other financial standards.

9. OPERATING LEASES:

The Company leases certain operating facilities and computer and office equipment under operating leases expiring through 2010.

Future minimum lease payments, by year and in the aggregate are as follows (in thousands):

              For the Year
          Ending December 31,
          -------------------
             1998                                                     $    1,412
             1999                                                          1,092
             2000                                                            675
             2001                                                            235
             2002                                                            113
             2003 and thereafter                                              33
                                                                      ----------
                                                                      $    3,560
                                                                      ==========

Rent expense for the year ended December 31, 1997, the six months ended December 31, 1996, and the years ended June 30, 1996, and 1995 was $2,838,000,
$1,832,000, $2,482,000 and $940,000, respectively.

10.  EMPLOYEE RETIREMENT PLAN:

Effective July 1, 1992, the Company established the YSI 401(k) Retirement Plan (the Plan) pursuant to Section 401(k) of the Internal Revenue Code. The Plan covers all full-time employees of the Company who have satisfied eligibility requirements. Contributions are made by the Company at its discretion. During the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996, and 1995, the Company expensed $42,000, $120,000, $191,000 and $115,000, respectively, in matching contributions and administrative fees related to the Plan.

11.  CONTINGENCIES:

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

During the year ended June 30, 1994, the Board of Directors and shareholders approved the establishment of the Youth Services International, Inc. 1995 Employee Stock Option Plan and the Youth Services International, Inc. 1995 Director Stock Option Plan (the 1995 Stock Option Plan and the 1995 Director Stock Option Plan, respectively). Under the 1995 Stock Option Plan, the Company may grant to eligible employees nonqualified stock options to purchase up to 750,000 shares of common stock beginning July 1, 1994. The 1995 Stock Option Plan provides for the purchase of common stock at the fair market value of the common stock at the date of grant. Under the 1995 Director Stock Option Plan, the Company may grant options to purchase up to 200,000 shares of common stock to nonemployee members of the Board of Directors. The 1995 Director Stock Option Plan provides for the automatic granting of 7,500 shares of the Company's common stock each year on the anniversary date of the appointment of a non-employee director to the Board of Directors. The 1995 Director Stock Option Plan provides for the purchase of common stock at the fair market value of the common stock at the date of grant.

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

A summary of the status of the Company's stock option plans as of December 31, 1997 and 1996 and June 30, 1996 and 1995, is as follows:


                                   December 31, 1997   December 31, 1996     June 30, 1996      June 30, 1995
                                   ------------------  ------------------  ------------------ ------------------
                                             Wtd.Avg.            Wtd.Avg.            Wtd.Avg.           Wtd.Avg.
                                    Shares   Ex.Price   Shares   Ex.Price    Shares  Ex.Price   Shares  Ex.Price
                                   --------- --------  --------- --------  --------- -------- --------- --------
 Outstanding, beginning
   of period                       1,414,628   $ 6.36  1,444,753   $ 5.17  1,520,646   $ 2.83 1,096,000    $1.13
 Granted                             305,184    11.05    147,500    16.46    373,050    11.06   757,538     5.09
 Exercised                          (827,508)    3.27   (177,625)    5.05   (448,943)    2.15  (332,892)    2.37
 Forfeited                          (164,006)    8.04       -        -          -        -         -        -
                                   ---------   ------  ---------   ------  ---------   ------ ---------    -----

 Outstanding, end of period          728,298   $11.46  1,414,628   $ 6.36  1,444,753   $ 5.17 1,520,646    $2.83
                                   =========   ======  =========   ======  =========   ====== =========    =====
 Exercisable, end of period          333,798   $10.94  1,109,078   $ 4.68  1,226,620   $ 4.59 1,265,480    $2.42
                                   =========   ======  =========   ======  =========   ====== =========    =====




Stock Purchase Plan

During the year ended June 30, 1994, the Company established an Employee Stock Purchase Plan (the Plan). Under the Plan, the Company was authorized to grant to eligible employees opportunities to purchase 225,000, 300,000 and 450,000 shares of common stock beginning July 1, 1994, 1995 and 1996, respectively. The Stock Purchase Plan allowed for the purchase of common stock at 85% of the fair market value of the common stock at the date of grant. During the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995, employees purchased approximately 7,000, 250,000, and 102,000 shares of common stock, respectively, for proceeds to the Company of approximately $91,000, $1,917,000, and $427,000, respectively. The Company has discontinued this plan and no shares were issued during the year ended December 31, 1997.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting For Stock Based Compensation." This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages but does not require all entities to adopt that method of accounting for all of their employee stock compensation plans. Entities electing not to make the change in accounting methods must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company has elected to account for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS Statement No. 123, the Company's net (loss) income and (loss) earnings per share would have been (increased) reduced to the following pro forma amounts for the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996 and (in thousands, except per share data):

                                       Year         Six Months    Year
                                       Ended          Ended       Ended
                                     December 31,  December 31,  June 30,
                                        1997           1996        1996
                                     -----------   -----------  ----------
  Net (loss) income:  As reported     $(15,971)      $1,534       $2,271
                                      --------       ======       ======

                      Pro Forma       $(17,790)      $ (219)      $1,447
                                      --------       ======       ======



  Basic EPS:          As reported     $  (1.59)      $ 0.17       $ 0.27
                                      --------       ======       ======

                      Pro Forma       $  (1.77)      $(0.02)      $ 0.17
                                      --------       ======       ======



  Diluted EPS:        As reported     $  (1.59)      $ 0.15       $ 0.25
                                      --------       ======       ======

                      Pro Forma       $  (1.77)      $(0.02)      $ 0.16
                                      --------       ======       ======

Because the SFAS Statement 123 method accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The weighted average fair value per option granted during the year ended December 31, 1997, the six months ended December 31, 1996 and the year ended June 30, 1996 was $6.73, $10.09, $6.78, respectively.

The above information was calculated utilizing the Black-Scholes option-pricing model and the following key assumptions:

                                          Year        Six Months      Year
                                          Ended          Ended        Ended
                                       December 31,   December 31,   June 30,
                                          1997           1996          1996
                                          ----           ----          ----

  Risk-free interest rate                    6.5%        5.9%          5.9%

  Volatility                                  75%         60%           60%

  Expected life (months)                      48          24            24

13.  INCOME TAXES:

The income tax benefit (expense) for the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995, included the following components (in thousands):

                                                            Year      Six Months     Year        Year
                                                           Ended        Ended        Ended      Ended
                                                        December 31, December 31,   June 30,   June 30,
                                                            1997         1996         1996       1995
                                                            ----         ----         ----       ----
       Federal income tax benefit (expense)                 $2,902       $(829)    $(1,616)   $(1,110)
       State income tax benefit (expense)                      183        (117)       (240)      (222)
                                                            ------       -----     -------    -------

            Total                                           $3,085       $(946)    $(1,856)   $(1,332)
                                                            ======       =====     =======    =======

       Current income tax benefit (expense)                  $(731)      $(948)    $(2,160)   $(1,305)
       Deferred income tax benefit (expense)                 3,816           2         304        (27)
                                                            ------       -----     -------    -------

            Total                                           $3,085       $(946)    $(1,856)   $(1,332)
                                                            ======       =====     =======    =======

A reconciliation between the actual income tax provision (benefit) and the amount computed by applying the federal statutory tax rate of 34% to the income before income tax expense is as follows:

                                                            Year      Six Months     Year        Year
                                                           Ended        Ended        Ended      Ended
                                                        December 31, December 31,   June 30,   June 30,
                                                            1997         1996         1996       1995
                                                            ----         ----         ----       ----
      Income tax (benefit) provision at federal statutory
        rate                                               (34.0)%        34.0%       34.0%     34.0%
      State income taxes, net of federal income
        tax effect                                          (5.0)          5.0         5.0       4.6
      Loss on Introspect operations                          -            (5.1)        2.4       -
      Non-deductible goodwill                               21.1           3.6         1.6       -
      Other                                                  1.7            .6         2.0      (.7)
                                                            ----          ----        ----      ----

           Total                                           (16.2)%        38.1%       45.0%     37.9%
                                                            ====          ====        ====      ====

Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                     December 31,  December 31,
                                                         1997         1996
                                                        ------        ----
              Loss carryforwards                        $5,740        $239
              Depreciation and amortization                613         321
              Accruals and reserves                      1,200         546
              Start-up losses                              173         130
              Prepaid expenses and inventory              (431)       (442)
              Unrealized loss on investments
                available-for-sale                        -             41
              Other                                        (14)       (134)
                                                        ------        ----

              Deferred tax asset                        $7,281        $701
                                                        ======        ====


At December 31, 1997, the Company had net operating loss carryforwards of approximately $10,299,000 and $12,276,000 for federal and state income tax purposes, respectively, that expire through 2012. At December 31, 1997, the Company also has a capital loss carryforward of approximately $10,600,000 that expires in 2002.

14.  RELATED PARTY TRANSACTIONS:

During the six months ended December 31, 1996, the Company entered into an agreement with International Youth Institute ("IYI"), a company in which an officer and shareholder is a relative of a former officer and director of YSI. Under this agreement, the Company outsources the training of its staff workers to IYI. In connection with this agreement, a number of YSI employees who were trainers of other YSI employees were hired by IYI. In order to compensate YSI for the knowledge, training materials and other intellectual property that had been transferred, IYI paid YSI $700,000 and was not compensated for training services IYI provided prior to January 1, 1997. The sale amount of $700,000 has been included in revenues in the accompanying statement of operations for the six months ended December 31, 1996. YSI and IYI also entered into a training services agreement pursuant to which IYI will provide certain training services to YSI for a period of five years at a rate of approximately $34 per month per full-time employee of YSI.

In connection with the resignation of the Founder of the Company from the Board of Directors effective July 1, 1997, the Company appointed the Founder as Chairman Emeritus and entered into a four-year Representation Agreement with him. Under the Representation Agreement, the Chairman Emeritus agrees to represent the Company's interest with current and potential customers, governmental bodies and the public as and to the extent requested by the Company and in exchange, the Company pays him $20,000 per quarter during the four-year term.

15. DISPOSITION OF BEHAVIORAL HEALTH BUSINESS:

During the period January 1, 1994 through January 1, 1997, the Company acquired the operating assets or stock of the following companies:

  - Western Youth Inc.
  - Parc Place, Limited Partnership
  - Promise House, Inc.
  - Developmental Behavioral Consultants, Inc.
  - Desert Hills Center for Youth and Families of New Mexico, Inc.
  - Desert Hills of Texas, Inc.

  - Tampa Bay Academy, Ltd.
  - Youth Quest Inc.
  - Introspect Healthcare, Corporation
  - Texas Children's Health Services Inc. ("Los Hermanos")

Following their respective acquisitions, the Company operated each of the companies listed above as distinct businesses. Due to their related nature, however, these businesses comprised the Company's behavioral health business. The total acquisition price for these companies, including assumed liabilities and acquisition costs, was approximately $41.1 million with approximately $19.8 million of the total purchase price being allocated to goodwill in connection with purchase accounting.

In March 1997, the Board of Directors of the Company approved, and management committed to, a plan to sell the programs that comprised the Company's behavioral health business. On October 31, 1997, the Company consummated the sale of the behavioral health business, other than the two behavioral health programs in Texas, for $20,400,000 resulting in a loss on sale of $20,898,000.

The Company's Texas Programs continue to be operated while being held for sale by the Company. YSI believes that the net assets of the Texas Programs of approximately $1.1 million are properly valued at their estimated fair value less selling costs.

Unaudited revenues and contribution from operations for the behavioral health businesses including the Texas Programs for the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995 are as follows (in thousands):



                                       Year             Six Months          Year           Year
                                      Ended               Ended             Ended          Ended
                                   December 31,        December 31,       June 30,        June 30,
                                      1997               1996               1996           1995
                                -----------------  ------------------  --------------  -------------
Revenues                            $35,761             $24,869           $44,759          $9,304
Contribution from Operations            150               1,659             3,394             694

16.  SIGNIFICANT CUSTOMER:

The Company derives a significant portion of its revenues from two contracts with one state agency. This state agency provided 22%, 22%, 24% and 46% of total revenues for the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995, respectively. One of the two contracts with this state agency will expire on June 30, 1998. The Company has submitted its proposal to retain the contract and to continue to provide the services.

17.  UNAUDITED FINANCIAL INFORMATION:

The unaudited summary results of operations for the six month period ended December 31, 1995 was as follows (in thousands):

     Revenues                                           $46,992
     Program expenses                                    40,520
                                                        -------
          Contribution from operations                    6,472

     Development costs                                      426
     General and Administrative Expenses                  2,375
                                                        -------
          Income from Operations                          3,671
          Income Before Income Tax Expense                2,248
     Income Tax Expense                                     978
                                                        =======
          Net Income                                    $ 1,270
                                                        =======

     Earnings per Common Share:
     Basic                                              $  0.16
                                                        =======
     Diluted                                            $  0.14
                                                        =======

                      Youth Services International, Inc.


                                Exhibit Index


  EXHIBIT
      NO.                                    DESCRIPTION
 --------    ----------------------------------------------------------------------------
    3.1      Articles of Incorporation of the Company, as amended.(1)
    3.2      Bylaws of the Company, as amended and restated.
    4.1      The rights of security holders are defined in the Articles of Incorporation, as amended, and the Bylaws, as amended and restated, of the Company filed as Exhibits
             3.1 and 3.2 hereto, respectively.
    4.2      The Company's 12% Subordinated Debenture Due December 31, 2002.(1)
    4.3      Specimen of Common Stock Certificate.(1)
    4.4      Form of Company's 7% Convertible Subordinated Debentures Due February 1, 2006.
             (Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form
             10-K for the Fiscal Year Ended June 30, 1996.)
    4.5      Fiscal and Paying Agency Agreement dated January 29, 1996 by and among the Company,
             The Chase Manhattan Bank, N.A., New York, The Chase Manhattan Bank, N.A., London and
             Chase Manhattan Bank Luxembourg S.A. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31,
             1995.)
    4.6      Indenture, dated October 15, 1996, by and between the Company and the Chase Manhattan
             Bank, as trustee. (Incorporated by reference to Exhibit 4(d) to the Company's Registration
             Statement on Form S-3 (Registration No. 333-09089).)
    10.1     Contract among Youth Services International of Baltimore, Inc., the Company and the
             Maryland Department of Juvenile Services for the operation and management of the
             Charles H. Hickey, Jr. School.(1)
    10.2     Contract between Youth Services International of Maryland, Inc. and the Maryland
             Department of Juvenile Services for the operation of the Victor Cullen Center.(1)
   10.13     Contract between the State of Tennessee and Youth Services International of
             Tennessee, Inc., d/b/a Reflections Treatment Agency.(1)
   10.31     The Company's Stock Option Plan.(1)
   10.33     The Company's Board of Directors Compensation Plan. (Incorporated by reference to
             Exhibit 4 to the Company's Registration Statement on Form S-8 (registration number
             33-99500) filed with the SEC on November 16, 1995.)
   10.34     Warrant to Purchase Common Stock of The Company.(1)
   10.35     The Company's 1995 Employee Stock Option Plan. (Incorporated by reference to Exhibit
             4 to the Company's Registration Statement on Form S-8 (registration number 33-84934)
             filed with the SEC on October 11, 1994.)
   10.36     The Company's 1996 Employee Stock Option Plan. (Incorporated by reference to Exhibit
             4 to the Company's Registration Statement on Form S-8 (registration number 33-99498)
             filed with the SEC on November 16, 1995.)
   10.37     The Company's Fiscal Year 1997 Employee Stock Purchase Plan. (Incorporated by
             reference to Exhibit 4 to the Company's Registration Statement on Form S-8
             (registration number 333-07157) filed with the SEC on June 28, 1996.)
   10.38     The Company's 1995 Director Stock Option Plan. (Incorporated by reference to Exhibit
             4 to the Company's Registration Statement on Form S-8 (registration number 33-84938)
             filed with the SEC on October 11, 1994.)
   10.45     Asset Purchase Agreement, dated as of June 30, 1995, by and among the Company, Youth
             Services International of New Mexico, Inc., Desert Hills Center for Youth and
             Families of New Mexico, Inc., Diversification Association, Inc., Introspect
             HealthCare Corporation, Anna Ash, William Ash, Manuel G. Bracomonte, Tamatha
             Bracamonte, Donald V. Campbell, Mary K. Campbell, Donna Heidinger, Guy W. Heidinger,
             Daniel R. Lopez, Nancy Lopez, Elizabeth McCusker, Fletcher J. McCusker, Judy McKee,
             and Michael McKee. (Incorporated by reference to Exhibit 2.1 to the Company's
             Current Report on Form 8-K, filed with the SEC on August 3, 1995.)
   10.46     Option Agreement, dated as of June 30, 1995, by and among the Company,
             Diversification Association, Inc., Introspect HealthCare Corporation, Desert Hills
             Center for Youth and Families, Inc., Desert Hills Center for Youth and Families of
             Hawaii, Inc., Anna Ash, William Ash, Manuel G. Bracomonte, Tamatha Bracamonte,
             Donald V. Campbell, Mary K. Campbell, Donna Heidinger, Guy W. Heidinger, Daniel R.
             Lopez, Nancy Lopez, Elizabeth McCusker, Fletcher J. McCusker, Judy McKee, and
             Michael McKee. (Incorporated by reference to Exhibit 2.2 to the Company's Current
             Report on Form 8-K, filed with the SEC on August 3, 1995.)
   10.47     Management Agreement, dated as of June 30, 1995, by and among the Company,
             Southwestern Children's Health Services, Inc., Introspect HealthCare Corporation,
             Desert Hills Center for Youth and Families of Nevada, Inc., Ocotillo Pediatric
             Services, Inc., Desert Hills Center for Youth and Families, Inc., Desert Hills
             Center for Youth and Families of Hawaii, Inc., Anna Ash, William Ash, Manuel G.
             Bracomonte, Tamatha Bracamonte, Donald V. Campbell, Mary K. Campbell, Donna
             Heidinger, Guy W. Heidinger, Daniel R. Lopez, Nancy Lopez, Elizabeth McCusker,
             Fletcher J. McCusker, Judy McKee, and Michael McKee. (Incorporated by reference to
             Exhibit 2.3 to the Company's Current Report on Form 8-K, filed with the SEC on
             August 3, 1995.)
   10.48     Loan Agreement, dated as of June 30, 1995, by and between Introspect HealthCare
             Corporation and the Company. (Incorporated by reference to Exhibit 2.4 to the
             Company's Current Report on Form 8-K, filed with the SEC on August 3, 1995.)
   10.49     Asset Purchase Agreement dated March 27, 1996 by and among the Company, Youth
             Services International of Florida, Inc., a Florida corporation and a wholly-owned subsidiary of YSI, the Tampa Bay Academy, Ltd., a Florida limited partnership,
             American Residential Centers, Inc., a Florida corporation and the general partner of
             Tampa Bay and Malcolm B. Harriman, Edward C. Hoefle, Ronald L. Knaus and Wayne
             Shive, being all of the stockholders of American Residential Centers, Inc.
             (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form
             8-K, filed with the SEC on April 11, 1996.)
   10.50     Agreement dated March 27, 1996 by and among the Company, American Residential
             Centers, Inc., a Florida corporation and Malcolm B. Harriman, Edward C. Hoefle,
             Ronald L. Knaus and Wayne Shive, being all of the stockholders of American
             Residential Centers, Inc. (Incorporated by reference to Exhibit 2.2 to the Company's
             Current Report on Form 8-K, filed with the SEC on April 11, 1996.)
   10.51     Lease dated March 27, 1996 but effective as of March 1, 1996 by and between The
             Tampa Bay Academy, Ltd., a Florida limited partnership and Youth Services
             International of Florida, Inc., a Florida corporation. (Incorporated by reference to
             Exhibit 2.3 to the Company's Current Report on Form 8-K, filed with the SEC on April
             11, 1996.)
   10.52     Promissory Note dated April 13, 1989 made by The Tampa Bay Academy, Ltd., a Florida limited partnership, in favor of National Home Life Assurance Company, a Missouri corporation, in the original principal amount of $3,800,000. (Incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K, filed with the
             SEC on April 11, 1996.)
   10.53     Guaranty dated April 13, 1989 executed by Wayne M. Shive, Ann W. Shive, Malcolm B.
             Harriman, Alysa G. Harriman, Edward C. Hoefle, Ronald L. Knaus and Yvonne Knaus.
             (Incorporated by reference to Exhibit 2.5 to the Company's Current Report on Form
             8-K, filed with the SEC on April 11, 1996.)
   10.54     Mortgage, Assignment of Rents and Security Agreement dated April 13, 1989 by and between The Tampa Bay Academy, Ltd., a Florida limited partnership, and National
             Home Life Assurance Company, a Missouri corporation. (Incorporated by reference to
             Exhibit 2.6 to the Company's Current Report on Form 8-K, filed with the SEC on April
             11, 1996.)
   10.55     Assignment dated March 27, 1996 by National Home Life Assurance Company, n/k/a
             Providian Life and Health Insurance Company, a Missouri corporation in favor of the
             Company. (Incorporated by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K, filed with the SEC on April 11, 1996.)
   10.56     Promissory Note Modification Agreement dated March 27, 1996 by and among the
             Company, a Maryland corporation, The Tampa Bay Academy, Ltd., a Florida limited partnership, Wayne M. Shive, Ann W. Shive, Malcolm B. Harriman, Alysa G. Harriman,
             Edward C. Hoefle, Ronald L. Knaus and Yvonne Knaus. (Incorporated by reference to
             Exhibit 2.8 to the Company's Current Report on Form 8-K, filed with the SEC on April
             11, 1996.)
   10.57     Option Exercise Agreement, dated as of September 11, 1996, by and among the Company,
             Diversification Association, Inc., Introspect HealthCare Corporation, Desert Hills
             Center for Youth and Families of Nevada, Inc., Ocotillo Pediatric Services, Inc.,
             Desert Hills Center for Youth and Families, Inc., Desert Hills Center for Youth and
             Families of Hawaii, Inc., Anna Ash, William Ash, Manuel G. Bracamonte, Tamatha
             Bracamonte, Donald V. Campbell, Mary K. Campbell, Donna Heidinger, Guy W. Heidinger,
             Daniel R. Lopez, Nancy Lopez, Elizabeth McCusker, Fletcher J. McCusker, Judy McKee,
             and Michael McKee. (Incorporated by reference to the Company's Current Report on
             Form 8-K filed with the SEC on September 25, 1996. The Exhibits to the Option
             Exercise Agreement have been omitted from such Form 8-K and this filing. The Company hereby undertakes to furnish these materials to the SEC upon request.)
   10.58     Consulting Services Agreement, dated August 30, 1995, between ATSG, Inc. and Youth
             Services International, Inc. (Incorporated by reference to Exhibit 10.1 to the
             Company's Form 10-Q, filed with the SEC on November 14, 1995.)
   10.59     Management Agreement, dated as of September 1, 1995, by and between Brazos
             Valley Youth Corporation and Youth Services International of Texas, Inc.
             (Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q, filed with the SEC on November 14, 1995.)
   10.60     Employment Agreement, dated as of July 16, 1996, by and between Timothy
             P. Cole and Youth Services International, Inc. (Incorporated by reference to Exhibit 10 to the Company's Form 10-Q, filed with the SEC on
             November 14, 1996.)
   10.61     First Amendment to Loan and Security Agreement dated December 12, 1996 by Signet Bank and the Company and certain of its subsidiaries. (Incorporated by reference to Exhibit 10(a) to the Company's Form 10-Q, filed with SEC on
             February 11, 1997.
   10.62     Amended and Restated Master Revolving Promissory Note from the Company and certain of its subsidiaries to Signet Bank dated December 12, 1996.
             (Incorporated by reference to Exhibit 10(a) to the Company's Form 10-Q, filed with the SEC on February 11, 1997.)
   10.63     Memorandum of understanding, between Youth Services International,
             Inc. and International Youth Insititute. (Incorporated by reference to Exhibit
             10.2 to the Company's Form 10-Q, filed with the SEC on February 11, 1997.)
   10.64     Stock Purchase Agreement By and Among Youth and Family Centered Services, Inc.,
             Youth Services International Holdings, Inc. and Youth Services International, Inc.
             dated as of July 22, 1997.  (Incorporated by reference to Exhibit 2 to the Company's
             Current Report on Form 8-K, filed with the SEC on August 6, 1997.)
   10.65     Amendment No. 1 to Stock Purchase Agreement By and Among Youth and Family Centered
             Services, Inc., Youth Services International Holdings, Inc. and Youth Services
             International, Inc. dated as of October 31, 1997. (Incorporated by reference to Exhibit
             2 to the Company's Form 10-Q, filed with the SEC on November 13, 1997)
   10.66     The Company's 1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit to the Company's Registration Statement on Form S-8 (registration number 333-47305) filed with the SEC on March 4, 1998.)
     21      Subsidiaries of the Company
     23      Consent of Arthur Andersen LLP, independent public accountants.
     27      Financial Data Schedule

---------------
(1) Incorporated by reference from the identically numbered exhibit to the Company's Registration Statement (registration number 33-71958) filed with the SEC on November 19, 1993, as amended.