Form 10-Q
period 1998-03-31
YOUTH SERVICES INTERNATIONAL INC
filed 1998-05-15
CIK 876726

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended                 Commission File Number
        March 31, 1998                            0-23284
        --------------                            -------

                       YOUTH SERVICES INTERNATIONAL, INC.
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Maryland                                  52-1715690
         --------                                  ----------
(State of Incorporation)           (I.R.S. Employer Identification Number)

         2 Park Center Court, Suite 200, Owings Mills, Maryland, 21117
         -------------------------------------------------------------
                    (Address of principal executive offices)


              Registrant's telephone number, including area code:
                                  410-356-8600
                                  ------------

                                 Not Applicable
         -------------------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)

Number of shares of common stock outstanding on March 31, 1998:    10,324,667

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

                                 MARCH 31, 1998


PART I - FINANCIAL INFORMATION

                                                               PAGE
                                                               ----
Item 1.              Consolidated Financial Statements

                     Consolidated Statements of
                     Operations -
                     For the Three Months Ended
                     March 31, 1998 and 1997                   2

                     Consolidated Balance Sheets -
                     As of March 31, 1998 and
                     December 31, 1997                         3

                     Consolidated Statements of Cash
                     Flows-
                     For the Three Months Ended
                     March 31, 1998 and 1997                   5

                     Notes to Consolidated Financial
                     Statements                                7

Item 2.              Management's Discussion and
                     Analysis of Financial Condition
                     and Results of Operations                 8

PART II - OTHER INFORMATION

Items 2 through 5 have been omitted since the item is either inapplicable or the answer is negative.

Item 6               Exhibits and Reports on Form 8-K         11

Signatures                                                    12

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN $000'S EXCEPT PER SHARE DATA)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                          -------------------------------------------------------
                                                                   1998                           1997
                                                          -----------------------        ------------------------
REVENUES                                                       $       20,848                 $        27,250

PROGRAM EXPENSES:
       Direct operating                                                16,631                          24,747
       Start-up costs                                                     279                             -
                                                       -----------------------        ------------------------

CONTRIBUTION FROM OPERATIONS                                            3,938                           2,503

OTHER OPERATING EXPENSES:
       Development costs                                                  392                             216
       General and administrative                                       1,390                           2,160
       Loss on sale of behavioral health business                         -                            27,000
                                                       -----------------------        ------------------------

INCOME (LOSS) FROM OPERATIONS                                           2,156                         (26,873)

INTEREST AND OTHER EXPENSE, net                                          (392)                           (866)
                                                       -----------------------        ------------------------

INCOME (LOSS) BEFORE TAXES                                              1,764                         (27,739)

INCOME TAX EXPENSE (BENEFIT)                                              653                          (6,380)
                                                       -----------------------        ------------------------
NET INCOME (LOSS)                                              $        1,111                 $       (21,359)
                                                       =======================        ========================

EARNINGS (LOSS) PER SHARE:
       Basic                                                   $         0.11                 $         (2.19)
                                                       =======================        ========================
       Diluted                                                 $         0.11                 $         (2.19)
                                                       =======================        ========================

WEIGHTED AVERAGE  SHARES OUTSTANDING:
       Basic                                                           10,286                           9,770
                                                       =======================        ========================
       Diluted                                                         10,563                           9,770
                                                       =======================        ========================


   The accompanying notes are an integral part of these financial statements

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (IN 000'S)

                                     ASSETS

                                                                        MARCH 31,                        DECEMBER 31,
                                                                           1998                              1997
                                                                ---------------------------       ---------------------------
                                                                       (unaudited)                        (audited)
CURRENT ASSETS:
        Cash                                                              $         10,748                   $         7,802
        Restricted cash                                                                245                               264
        Accounts receivable, net                                                    14,720                            14,642
        Other receivables                                                            1,319                             2,330
        Proceeds receivable from sale of behavioral
           health business                                                               -                             4,500
        Prepaid expenses, supplies and other                                         2,015                             1,680
        Deferred tax asset                                                             769                               769
                                                                ---------------------------       ---------------------------

                Total current assets                                                29,816                            31,987
                                                                ---------------------------       ---------------------------

PROPERTY, EQUIPMENT AND IMPROVEMENTS:
        Land                                                                         1,976                             1,976
        Leasehold improvements                                                      10,274                             9,364
        Program equipment                                                            2,091                             1,913
        Buildings                                                                    9,842                             8,637
        Office furniture and equipment                                               3,351                             3,201
        Vehicles                                                                     1,550                             1,481
                                                                ---------------------------       ---------------------------

                                                                                    29,084                            26,572

        Accumulated depreciation                                                    (6,485)                           (5,871)
                                                                ---------------------------       ---------------------------

              Property, equipment and improvements, net                             22,599                            20,701
                                                                ---------------------------       ---------------------------

OTHER ASSETS:
        Deferred debt issue costs, net                                               1,757                             1,819
        Goodwill, net                                                                2,068                             2,165
        Deferred tax asset                                                           6,512                             6,512
        Other assets, net                                                            1,785                             1,700
                                                                ---------------------------       ---------------------------

                                                                                    12,122                            12,196
                                                                ---------------------------       ---------------------------

              Total assets                                                $         64,537                   $        64,884
                                                                ===========================       ===========================


   The accompanying notes are an integral part of these financial statements.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (IN 000'S)

                      LIABILITIES AND SHAREHOLDER'S EQUITY

                                                                       MARCH 31,                        DECEMBER 31,
                                                                          1998                              1997
                                                               ---------------------------       ---------------------------
                                                                      (unaudited)                        (audited)
CURRENT LIABILITIES:
        Accounts payable                                                   $          557                   $         1,193
        Accrued expenses                                                            5,957                             6,351
        Deferred revenue                                                            1,240                             1,243
        Current portion of long-term obligations                                       23                               228
                                                               ---------------------------       ---------------------------

              Total current liabilities                                             7,777                             9,015

CAPITAL LEASE OBLIGATIONS, less current portion                                         4                                 5

7% CONVERTIBLE SUBORDINATED DEBENTURES                                             32,200                            32,200

12% SUBORDINATED DEBENTURES, net of
        unamortized discount                                                            -                               797

LONG-TERM DEBT, less current portion                                                   60                                60
                                                               ---------------------------       ---------------------------

              Total liabilities                                                    40,041                            42,077
                                                               ---------------------------       ---------------------------

SHAREHOLDERS' EQUITY
        Common stock, $.01 par value:  70,000,000 shares
           authorized, 10,324,667 and 10,241,198 issued and
           outstanding, respectively                                                  103                               102
        Additional paid-in capital                                                 34,198                            33,621
        Accumulated deficit                                                        (9,805)                          (10,916)
                                                               ---------------------------       ---------------------------

              Total shareholders' equity                                           24,496                            22,807
                                                               ---------------------------       ---------------------------

              Total liabilities and shareholders' equity                   $       64,537                   $        64,884
                                                               ===========================       ===========================




   The accompanying notes are an integral part of these financial statements.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000'S)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                     -------------------------------------------------------------
                                                                                1998                              1997
                                                                     ---------------------------       ---------------------------
OPERATING ACTIVITIES:
        Net income (loss)                                                      $          1,111                 $         (21,359)
        Adjustments to reconcile net income (loss) to
           net cash provided by (used in) operating
           activities:
           Stock granted as compensation                                                     14                                 -
           Depreciation and amortization                                                    886                             1,739
           Loss on sale of property, equipment and
              improvements                                                                   15                                46
           Loss on sale of behavioral health business                                         -                            27,000
           Loss on sale of investments                                                        -                               225
           Deferred income taxes                                                              -                            (6,579)
           Tax benefit realized due to exercise of
              nonqualified stock options                                                    108                                 -
           Net change in operating assets and liabilities                                  (423)                           (1,525)
                                                                     ---------------------------       ---------------------------
Net cash provided by (used in) operating activities                                       1,711                              (453)
                                                                     ---------------------------       ---------------------------

INVESTING ACTIVITIES:
        Purchases of property, equipment and improvements                                (2,576)                           (1,434)
        Purchase of investments                                                               -                              (321)
        Proceeds from sale of property, equipment and
           improvements                                                                      17                               725
        Cash paid for business acquired, net of cash
           received                                                                           -                              (628)
        Proceeds from sale of behavioral health
           business                                                                       4,500                                 -
        Collections of notes receivable                                                       -                                31
        Proceeds from sale of investments                                                     -                               316
        Other long-term assets                                                             (159)                              355
                                                                     ---------------------------       ---------------------------
Net cash provided by (used in) investing activities                                       1,782                              (956)
                                                                     ---------------------------       ---------------------------

FINANCING ACTIVITIES:
        Repayments of short-term borrowings,
           long-term borrowings and capital lease obligations                            (1,003)                           (1,191)
        Proceeds from issuance of common stock
           under stock option and stock purchase
           plans, net                                                                       456                             2,257
                                                                     ---------------------------       ---------------------------
Net cash (used in) provided by financing activities                                        (547)                            1,066
                                                                     ---------------------------       ---------------------------

NET INCREASE (DECREASE) IN CASH                                                           2,946                              (343)

CASH, beginning of period                                                                 7,802                             3,037
                                                                     ---------------------------       ---------------------------

CASH, end of period                                                            $         10,748                 $           2,694
                                                                     ===========================       ===========================



   The accompanying notes are an integral part of these financial statements.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000'S)

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                     -------------------------------------------------------------
                                                                1998                              1997
                                                     ---------------------------       ---------------------------
CHANGES IN OPERATING ASSETS AND
        LIABILITIES, NET OF EFFECTS OF BUSINESS
        ACQUISITIONS AND DISPOSITIONS:
        Restricted cash                                         $            19                  $            (10)
        Accounts receivable                                                 (78)                           (1,333)
        Other receivables                                                 1,011                             1,125
        Refundable income taxes                                               -                              (454)
        Prepaid expenses, supplies and other                               (335)                            1,275
        Deposits                                                             (7)                              (18)
        Accounts payable                                                   (636)                              838
        Accrued expenses                                                   (394)                           (1,700)
        Deferred revenue                                                     (3)                           (1,248)
                                                     ---------------------------       ---------------------------

Net change in operating assets and liabilities                  $          (423)                 $         (1,525)
                                                     ===========================       ===========================

SUPPLEMENTAL DISCLOSURE:

        Cash paid for interest                                  $         1,127                  $          1,438
                                                     ===========================       ===========================

        Cash paid for taxes                                     $            97                  $             34
                                                     ===========================       ===========================




   The accompanying notes are an integral part of these financial statements.

                       YOUTH SERVICES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       FINANCIAL INFORMATION

         In management's opinion, the accompanying interim unaudited consolidated financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of Youth Services International, Inc.'s ("YSI's" or the "Company's") financial position at March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997 and its cash flows for the three months ended March 31, 1998 and 1997. The accompanying audited consolidated balance sheet as of December 31, 1997 is presented herein as set forth in YSI's Form 10-K for the year ended December 31, 1997, after giving effect to certain reclassifications to conform to current period presentation. The statements herein are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in YSI's consolidated financial statements on Form 10-K have been omitted from these statements, as permitted under the applicable rules and regulations. Readers of these statements should refer to the consolidated financial statements and notes thereto as of December 31, 1997 and 1996 and June 30, 1996 and for the periods then ended filed with the Securities and Exchange Commission on Form 10-K.

         Operating results for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for a full fiscal year.


2.    SALE OF BEHAVIORAL HEALTH BUSINESS

            In the fourth quarter of 1997, the Company consummated the sale of its behavioral health business, other than its two behavioral health programs in Texas, for $20,400,000 resulting in a net loss on sale of $20,898,000. The Company originally estimated the loss on this sale to be $27,000,000 and recognized a loss of this amount upon the commitment to sell the business during the quarter ended March 31, 1997. Due to its receipt of sale proceeds in excess of its estimate, the Company recognized a gain of $6,102,000 at the sale date. Included in the Consolidated Statement of Operations for the three months ended March 31, 1998 is $1,020,000 of revenues related to the behavioral health facilities sold.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      YSI operates programs designed to provide educational, developmental and rehabilitative services to troubled youth who have been adjudicated. As of March 31, 1998, YSI operated 20 residential programs in ten states.

      Revenues are derived from the Company's operation of its programs pursuant to contracts with governmental entities and management agreements with private operators which are generally not-for-profit entities that contract
with governmental entities.   Generally, the Company's contracts provide for
per diem payments based upon program occupancy. The Company recognizes revenues from its fixed per diem and management contracts when the Company performs the services pursuant to such contracts. One of the Company's significant programs operates under a contract whereby revenues are recognized as reimbursable costs are incurred through a gross maximum price cost reimbursement arrangement. Under this contract, contract revenues are recorded at amounts that are expected to be realized. This contract has certain costs subject to audit and adjustment as determined through negotiations with government representatives. Subsequent adjustments, if any, resulting from the audit process are recorded when known.

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

      Development costs are principally comprised of payroll and travel costs for personnel associated with the Company's efforts to expand into new markets.

      General and administrative costs are principally comprised of salaries and related benefits of personnel, insurance and rent, utilities and other occupancy expenses associated with the operation of the Company's executive offices and the management of the Company's operations.

RECENT DEVELOPMENTS

      In April 1998, the Company announced the opening of the Elmore Academy in Elmore, Minnesota which has been licensed by the Minnesota Department of Corrections for 150 beds to serve adjudicated youth.

      In April 1998, the Company signed a letter of intent to acquire the stock of Community Corrections, Inc. (CCI) with the stock of Youth Services International, Inc. CCI is a Texas corporation which operates five residential boot camp facilities in Texas with a total residential capacity of approximately 350 beds and also provides aftercare services to adjudicated juveniles in Georgia.

RESULTS OF OPERATIONS

         The following table sets forth selected items from the Company's consolidated financial statements expressed as a percentage of total revenues:

                                                                      FOR THE THREE MONTHS ENDED
                                                                              MARCH 31,
                                                     -------------------------------------------------------------
                                                                1998                              1997
                                                     ---------------------------       ---------------------------
Revenues                                                                    100.0                             100.0

Program expenses:
        Direct operating                                                     79.8                              90.8
        Start-up costs                                                        1.3                               -
                                                      ---------------------------       ---------------------------

Contribution from operations                                                 18.9                               9.2

Other operating expenses:
        Development costs                                                     1.9                               0.8
        General and administrative                                            6.7                               7.9
        Loss on sale of behavioral health business                            -                                99.1
                                                      ---------------------------       ---------------------------

Income (loss) from operations                                                10.3                             (98.6)

Interest and other expenses, net                                             (1.9)                             (3.2)
                                                      ---------------------------       ---------------------------

Income (loss)  before taxes                                                   8.4                            (101.8)

Income tax expense (benefit)                                                  3.1                             (23.4)
                                                      ---------------------------       ---------------------------

Net income (loss)                                                             5.3                             (78.4)
                                                      ===========================       ===========================

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

          Revenues. Revenues decreased $6,402,000, or 23.5%, to $20,848,000 for the three months ended March 31, 1998 from $27,250,000 for the three months ended March 31, 1997. This net decrease resulted primarily from the sale of projects in the behavioral health business in October 1997. Revenues from the businesses that were sold for the three months ended March 31, 1997 were $9,931,000. This decrease was partially offset by $1,020,000 of revenues related to these businesses which were recorded in the three months ended March 31, 1998, the addition of five new juvenile justice programs subsequent to March 31, 1997 which provided revenues of $1,132,000 and the expansion of the juvenile justice programs existing at March 31, 1997 which generated an increase of $1,377,000. The average daily enrollment for all of the Company's programs decreased 18.4% to 1,911 youth for the three months ended March 31, 1998 from 2,343 youth for the three months ended March 31, 1997. The Company reported an occupancy rate of 88.1% for the quarter ended March 31, 1998 compared to 92.6% for the quarter ended March 31, 1997 based on an average daily residential licensed capacity of 2,169 beds for the three months ended March 31, 1998 and 2,531 beds for the three months ended March 31, 1997. The decrease in occupancy percentage is due primarily to the fact that some of the five new juvenile justice programs were still in various stages of development where maximum occupancy had not yet been reached as well as a decline in the census at two of the midwest facilities.

         Program Direct Operating Expenses. Program direct operating expenses decreased $8,116,000, or 32.8%, to $16,631,000 for the three months ended March 31, 1998 from $24,747,000 for the three months ended March 31, 1997. The decrease resulted primarily from the sale of projects in the behavioral health business in October 1997. Program direct operating expenses for these businesses for the three months ended March 31, 1998 were $10,061,000. As a percentage of revenue, program direct operating expenses were 79.8% and 90.8%, thereby generating program contribution margin percentage of 20.2% and 9.2%, for the three months ended March 31, 1998 and 1997, respectively. This improvement between periods is due to certain operating efficiencies and consolidations implemented throughout the Company as well as an overall margin improvement due to the sale of the behavioral health business whose operating
margins are substantially less than the juvenile justice business.   Salaries
and related employee benefits constituted approximately 70.7% of program direct operating expenses for the three months ended March 31, 1998 compared to 70.8% of program direct operating expenses for the three months ended March 31, 1997.

         Start-up Costs. Start-up costs were $279,000 for the three months ended March 31, 1998 compared to $0 for the three months ended March 31, 1997. All start-up costs in the 1998 period relate to the Elmore Academy and the Chanute Transition Center "de novo" projects. There were no start-up projects during the 1997 period.

         Contribution from Operations. Contribution from operations, which includes the effects of start-up costs in each period, increased $1,435,000, or 57.3%, for the three months ended March 31, 1998 to $3,938,000 from $2,503,000 for the three months ended March 31, 1997. Contribution from operations increased as a percentage of revenues to 18.9% for the three months ended March 31, 1998 compared to 9.2% for the three months ended March 31, 1997.

         Development Costs. For the three months ended March 31, 1998, development costs increased $176,000, or 81.5%, to $392,000 from $216,000 for the three months ended March 31, 1997. This increase was primarily due to the Company's focus on growth and the hiring of individuals specifically targeting development activities in new markets.

        General and Administrative Expenses. For the three months ended March 31, 1998, general and administrative expenses decreased $770,000, or 35.6%, to $1,390,000 from $2,160,000 for the three months ended March 31, 1997. As a percentage of revenues, general and administrative expenses decreased to 6.7% for the three months ended March 31, 1998 from 7.9% for the three months ended March 31, 1997. This decrease is primarily due to the elimination of certain administrative expenses specifically related to the behavioral health business as well as a reduction in professional fees which resulted from the hiring of certain professionals and the renegotiation of other outside arrangements.

         Net Interest and Other Expense. Net interest and other expense decreased $474,000, or 54.7%, to $392,000 for the three months ended March 31, 1998 from $866,000 for the three months ended March 31, 1997. The decrease was primarily attributable to the repayment of the 12% subordinated debentures in early January 1998, as well as the disposition of the behavioral health business whose liabilities included a significant amount of capital lease obligations.

         Income Taxes. The provision for income taxes was $653,000, representing an effective tax rate of 37.0% for the three months ended March 31, 1998 as compared to an income tax benefit of $6,380,000, representing an effective tax rate of 23.0% for the three months ended March 31, 1997. The increase in the effective tax benefit rate back to a normal level was primarily attributable to the non-deductibility of a large component of the goodwill in the 1997 period related to the behavioral health business which was included in the $27,000,000 loss on sale of behavioral health business.

        Net Income. Net income was $1,111,000, or $0.11 per share on a basic and diluted basis, for the three months ended March 31, 1998 compared to a net loss of $21,359,000, or $ 2.19 per share on a basic and diluted basis, for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had $10,748,000 in cash and $22,039,000 of working capital. Net cash provided by operating activities was $1,711,000 for the three months ended March 31, 1998 compared to net cash used in operating activities of $453,000 for the three months ended March 31, 1997. This increase resulted primarily from improved operating earnings and favorable accounts receivable collection experience between years.

         Net cash provided by investing activities was $1,782,000 for the three months ended March 31, 1998, comprised primarily of $2,576,000 used to fund capital expenditures offset by the proceeds from the sale of the behavioral health business of $4,500,000.

         Net cash used in financing activities was $547,000 for the three months ended March 31, 1998 comprised primarily of repayments of short-term borrowings and long-term debt of $1,003,000 offset by $456,000 of proceeds from stock option exercises.

        The Company has a Revolving Line of Credit agreement with a bank for the lesser of $20,000,000 or the sum of 85% of the eligible accounts receivable and 95% of the cash and cash equivalents on deposit with the bank. Amounts drawn under this line of credit bear interest at LIBOR plus 150 basis points and are payable on demand. As of March 31, 1998, the Company had no outstanding balance for this agreement.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits


                EXHIBIT NO.               DESCRIPTION
                -----------               -----------
                    11             Computation of Per Share Earnings

                    27             Financial Data Schedule


SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  YOUTH SERVICES
                                  INTERNATIONAL, INC.

                                  By:  /s/WILLIAM P. MOONEY
                                  ----------------------------------
                                  William P. Mooney
                                  Chief Financial Officer and
                                  Treasurer

 Date: