Form 10-Q
period 1998-06-30
YOUTH SERVICES INTERNATIONAL INC
filed 1998-08-14
CIK 876726

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


           For the Quarter Ended               Commission File Number
                June 30, 1998                           0-23284
          -----------------------                      ---------


                       YOUTH SERVICES INTERNATIONAL, INC.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Maryland                             52-1715690
                ----------                           ------------
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


Number of shares of common stock outstanding on June 30, 1998: 11,282,088

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

                       YOUTH SERVICES INTERNATIONAL, INC.

                                INDEX - FORM 10-Q

                                  June 30, 1998



PART I - FINANCIAL INFORMATION                                                     PAGE
                                                                                   ----
Item 1.          Consolidated Financial Statements

                 Consolidated Statements of  Operations -
                 For the Three Months  and Six Months Ended
                 June  30, 1998 and 1997                                              2

                 Consolidated Balance Sheets -
                 As of  June 30,  1998 and December 31, 1997                          3

                 Consolidated Statements of Cash Flows-
                 For the  Six Months Ended June 30, 1998 and 1997                     5

                 Notes to Consolidated Financial Statements                           7

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                        9

PART II - OTHER INFORMATION

Item 1           Legal Procedings

Items 2 through 4 have been omitted since the item is either inapplicable or the answer is negative.

Item 5           Other Information

Item 6           Exhibits and Reports on Form 8-K                                    14

Signatures                                                                           15

               YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN $000'S EXCEPT PER SHARE DATA)



                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    JUNE 30,                        JUNE 30,
                                                            ----------------------------   ----------------------------
                                                                1998           1997             1998            1997
                                                            -----------    -------------   ------------    ------------
REVENUES                                                    $   21,892      $   31,204      $   44,919      $   60,046

PROGRAM EXPENSES:
      Direct operating                                          21,055          26,257          39,324          52,287
      Start-up costs                                               215               -             493               -
                                                            -----------     -----------     -----------     -----------
CONTRIBUTION FROM OPERATIONS                                       622           4,947           5,102           7,759

OTHER OPERATING EXPENSES:
      Development costs                                            719             253           1,151             506
      General and administrative                                 2,216           2,423           3,984           4,846
      Costs related to pooling of interests transaction            306               -             306               -
      Loss on sale of behavioral health business                     -               -               -          27,000
                                                            -----------     -----------     -----------     -----------
(LOSS) INCOME  FROM OPERATIONS                                  (2,619)          2,271            (339)        (24,593)

INTEREST AND OTHER EXPENSE, net                                   (333)           (622)           (732)         (1,627)
                                                            -----------     -----------     -----------     -----------

(LOSS) INCOME BEFORE TAXES                                      (2,952)          1,649          (1,071)        (26,220)

INCOME TAX (BENEFIT) EXPENSE                                    (1,031)            525            (378)         (5,850)
                                                            -----------     -----------     -----------     -----------

NET (LOSS) INCOME                                           $   (1,921)     $    1,124      $     (693)     $  (20,370)
                                                            ===========     ===========     ===========     ===========
(LOSS) EARNINGS PER SHARE:
      Basic                                                 $    (0.17)     $     0.10      $    (0.06)     $    (1.92)
                                                            ===========     ===========     ===========     ===========
      Diluted                                               $    (0.17)     $     0.10      $    (0.06)     $    (1.92)
                                                            ===========     ===========     ===========     ===========
WEIGHTED AVERAGE  SHARES OUTSTANDING:
      Basic                                                     11,266          10,899          11,219          10,636
                                                            ===========     ===========      ==========     ===========
      Diluted                                                   11,266          11,255          11,219          10,636
                                                            ===========     ===========      ==========     ===========




  The accompanying notes are an integral part of these consolidated financial statements.

               YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (IN 000'S)

                                     ASSETS

                                                         JUNE 30,        DECEMBER 31,
                                                          1998              1997
                                                     ----------------   -------------
                                                        (unaudited)        (audited)
CURRENT ASSETS:
       Cash                                             $      8,696     $     8,015
       Restricted cash                                            73             264
       Accounts receivable, net                               14,188          15,475
       Other receivables                                       2,561           2,343
       Proceeds receivable from sale of behavioral
         health business                                           -           4,500
       Prepaid expenses, supplies and other                    1,938           1,724
       Deferred tax asset                                          -             769
                                                      ---------------   -------------

             Total current assets                             27,456          33,090
                                                      ---------------   -------------

PROPERTY, EQUIPMENT AND IMPROVEMENTS:
       Land                                                    2,003           1,976
       Leasehold improvements                                 10,874           9,401
       Program equipment                                       2,313           1,949
       Buildings                                              10,355           8,715
       Office furniture and equipment                          3,387           3,339
       Vehicles                                                1,775           1,675
                                                      ---------------   -------------
                                                              30,707          27,055

       Accumulated depreciation                               (7,276)         (6,013)
                                                      ---------------   -------------
            Property, equipment and improvements, net         23,431          21,042
                                                      ---------------   -------------

OTHER ASSETS:
       Deferred debt issue costs, net                          1,695           1,819
       Goodwill, net                                           1,975           2,165
       Deferred tax asset                                      7,160           6,512
       Other assets, net                                       1,134           1,739
                                                      ---------------   -------------
                                                              11,964          12,235
                                                      ---------------   -------------

            Total assets                                    $ 62,851        $ 66,367
                                                      ===============   =============




  The accompanying notes are an integral part of these consolidated financial statements.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (IN 000'S)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               JUNE 30,      DECEMBER 31,
                                                                 1998            1997
                                                            --------------  --------------
                                                              (unaudited)      (audited)
CURRENT LIABILITIES:
       Accounts payable and accrued expenses                 $     6,571     $     8,047
       Deferred revenue                                               84           1,243
       Current portion of long-term obligations                      287             664
                                                            --------------  --------------
            Total current liabilities                              6,942           9,954

CAPITAL LEASE OBLIGATIONS, less current portion                        3               5

7% CONVERTIBLE SUBORDINATED DEBENTURES                            32,200          32,200

12% SUBORDINATED DEBENTURES, net of
       unamortized discount                                            -             797

LONG-TERM DEBT, less current portion                                  72              76
                                                            --------------  --------------

            Total liabilities                                     39,217          43,032
                                                            --------------  --------------

SHAREHOLDERS' EQUITY
       Common stock, $.01 par value:  70,000,000 shares
         authorized, 11,282,088 and 10,241,198 issued and
         outstanding, respectively                                   113             102
       Additional paid-in capital                                 34,662          33,621
       Accumulated deficit                                       (11,141)        (10,388)
                                                            --------------  --------------

            Total shareholders' equity                            23,634          23,335
                                                            --------------  --------------

            Total liabilities and shareholders' equity       $    62,851     $    66,367
                                                            ==============  ==============



 The accompanying notes are an integral part of these consolidated financial statements.

              YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000'S)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                               ------------------------------
                                                                   1998              1997
                                                               -------------    -------------
OPERATING ACTIVITIES:
       Net loss                                                 $      (693)     $  (20,370)
       Adjustments to reconcile net loss to
          net cash provided by operating
          activities:
          Stock granted as compensation                                  15              45
          Depreciation and amortization                               1,786           3,110
          Loss on sale of property, equipment and
            improvements                                                 13              50
          Loss on sale of behavioral health business                      -          27,000
          Loss on sale of investments                                     -             203
          Write off of other assets                                     321               -
          Deferred income taxes                                         121          (6,485)
          Tax benefit realized due to exercise of
            nonqualified stock options                                  208               -
          Net change in operating assets and liabilities             (1,246)             43
                                                               -------------    -------------
Net cash provided by operating activities                               525           3,596
                                                               -------------    -------------

INVESTING ACTIVITIES:
       Purchases of property, equipment and improvements             (3,729)         (2,865)
       Proceeds from sale of property, equipment and
          improvements                                                   22             728
       Cash paid for business acquired, net of cash
          received                                                        -            (628)
       Proceeds from sale of behavioral health business               4,500               -
       Collections of notes receivable                                   36              63
       Proceeds from sale of investments                                  -           5,101
       Other long-term assets                                          (262)           (439)
                                                               -------------    -------------
Net cash provided by investing activities                               567           1,960
                                                               -------------    -------------
FINANCING ACTIVITIES:
       Repayments of short-term borrowings,
          long-term borrowings and capital lease obligations         (1,180)        (11,334)
       Proceeds from long term borrowings                                 -              96
       Dividend distribution                                            (60)              -
       Proceeds from issuance of common stock
          under stock option and stock purchase
          plans, net                                                    829           2,536
                                                               -------------    -------------
Net cash used in financing activities                                  (411)         (8,702)
                                                               -------------    -------------
NET INCREASE (DECREASE) IN CASH                                         681          (3,146)
CASH, beginning of period                                             8,015           3,491
                                                               -------------    -------------
CASH, end of period                                             $     8,696      $      345
                                                               =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

             YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000'S)

                                                                   SIX MONTHS ENDED
                                                                        JUNE 30,
                                                          ----------------------------------
                                                                1998               1997
                                                          --------------      --------------
CHANGES IN OPERATING ASSETS AND
       LIABILITIES, NET OF EFFECTS OF BUSINESS
       ACQUISITIONS AND DISPOSITIONS:
       Restricted cash                                     $       191         $       -
       Accounts receivable                                       1,287                 653
       Other receivables                                           249                 -
       Prepaid expenses, supplies and other                       (214)              1,863
       Deposits                                                     (7)                 40
       Accounts payable and accrued expenses                    (1,593)             (1,141)
       Deferred revenue                                         (1,159)             (1,372)
                                                          --------------      --------------

Net change in operating assets and liabilities             $    (1,246)        $        43
                                                          ==============      ==============

SUPPLEMENTAL DISCLOSURE:

       Cash paid for interest                              $     1,282         $     1,621
                                                          ==============      ==============

       Cash paid for taxes                                 $       248         $        78
                                                          ==============      ==============




  The accompanying notes are an integral part of these consolidated financial statements.

                       YOUTH SERVICES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  FINANCIAL INFORMATION

      In management's opinion, the accompanying interim unaudited consolidated financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of Youth Services International, Inc.'s ("YSI's" or the "Company's") financial position at June 30, 1998 and the results of its operations for the three months and the six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997. The accompanying audited consolidated balance sheet as of December 31, 1997 is presented herein as set forth in YSI's Form 10-K for the year ended December 31, 1997, after giving effect to certain reclassifications to conform to current year presentation. The statements herein are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in YSI's consolidated financial statements on Form 10-K have been omitted from these statements, as permitted under the applicable rules and regulations. Readers of these statements should refer to the consolidated financial statements and notes thereto as of December 31, 1997 and 1996 and June 30, 1996 and for the periods then ended filed with the Securities and Exchange Commission on Form 10-K.

      Operating results for the three months and the six months ended June 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for a full fiscal year.

2.    POOLING OF INTERESTS BUSINESS COMBINATION

      On June 30, 1998, the Company exchanged 866,772 shares of the Company's common stock for all of the common stock of Community Corrections, Inc. (CCI). CCI operates residential boot camp and detention facilities with a total capacity of 353 beds in Texas and provides aftercare services to adjudicated youth in Georgia. CCI was a Subchapter S corporation for federal income tax purposes whereby the earnings of the corporation pass through to the respective owners. It was the policy of CCI to distribute necessary amounts to the owners on a periodic basis in order to allow them to fund their personal tax liabilities attributable to the earnings of CCI. During the six months ended June 30, 1998, income tax dividends were distributed to the owners totaling approximately $60,000. CCI will be included in the Company's federal income tax return effective June 30, 1998.

      The above transaction has been accounted for as pooling of interests and, accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of CCI.

      Revenue and net income of the separate companies for the periods preceding the CCI merger were as follows:

                                                                           Pro Forma
                                          Revenue        Net Income        Net Income
--------------------------------------------------------------------------------------
Three months ended
June 30, 1998
     YSI                              $   19,559          $  (2,088)       $  (2,088)
     CCI                                   2,333                167              110
                                      ------------------------------------------------
     Combined                         $   21,892          $  (1,921)       $  (1,978)
                                      ------------------------------------------------
Three months ended
June 30, 1997
     YSI, as previously
        reported                      $   29,064          $     887        $     887
     CCI                                   2,140                237              156
                                      ------------------------------------------------
     Combined                         $   31,204          $   1,124        $   1,043
                                      ------------------------------------------------
Six  months ended
June 30, 1998
     YSI                              $   40,407          $    (976)       $    (976)
     CCI                                   4,512                283              187
                                      ------------------------------------------------
     Combined                         $   44,919          $    (693)       $    (789)
                                      ------------------------------------------------
Six months ended
June 30, 1997
     YSI, as previously
        reported                      $   56,314          $ (20,476)       $ (20,476)
     CCI                                   3,732                106               70
                                      ------------------------------------------------
     Combined                         $   60,046          $ (20,370)       $ (20,406)
                                      ------------------------------------------------


      Pro forma net income reflects adjustments to net income to record an estimated provision for income taxes for each period presented assuming CCI was a taxpaying entity.

3.    SALE OF BEHAVIORAL HEALTH BUSINESS

      In the fourth quarter of 1997, the Company consummated the sale of its behavioral health business, other than its two behavioral health programs in Texas, for $20,400,000, resulting in a net loss on sale of $20,898,000. The Company originally estimated the loss on this sale to be $27,000,000 and recognized a loss of this amount upon the commitment to sell the business during the quarter ended March 31, 1997. Due to its receipt of sale proceeds in excess of its estimate, the Company recognized a gain of $6,102,000 at the sale date. Included in the Consolidated Statement of Operations for the six months ended June 30, 1998 is $1,020,000 of revenues related to the behavioral health facilities sold.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      YSI operates programs designed to provide educational, developmental and rehabilitative services to troubled youth who have been adjudicated. As of June 30, 1998, including programs operated by CCI, YSI operated 28 residential programs in twelve states.

      Revenues are derived from the Company's operation of its programs pursuant to contracts with governmental entities and management agreements with private operators which are generally not-for-profit entities that contract with governmental entities. Generally, the Company's contracts provide for per diem payments based upon program occupancy. The Company recognizes revenues from its fixed per diem and management contracts when the Company performs the services pursuant to such contracts. One of the Company's significant programs operates under a "cost-plus" gross maximum price reimbursement contract for which revenues are recognized as reimbursable costs are incurred. Under this contract, contract revenues are recorded at amounts that are expected to be realized. This contract has certain costs subject to audit and adjustment as determined through negotiations with government representatives. Subsequent adjustments, if any, resulting from the audit process are recorded when known.



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


RECENT DEVELOPMENTS

      On June 19, 1998, the Company announced that it had hired SunTrust Equitable Securities to evaluate financial and strategic alternatives to enhance shareholder value. As a result of these efforts, the Company is currently in discussions with several parties regarding possible transactions intended to accomplish that result. Although these discussions have progressed past the preliminary phases, there can be no assurances as to if or when any transaction will occur.

      On June 30, 1998, the Company exchanged 866,772 shares of the Company's common stock for all of the common stock of Community Corrections, Inc. (CCI). CCI operates residential boot camp and detention facilities with a total capacity of 353 beds in Texas and provides aftercare services to adjudicated youth in Georgia. The transaction was accounted for as pooling of interests.

RESULTS OF OPERATIONS

         The following table sets forth selected items from the Company's consolidated financial statements (including the results of CCI) expressed as a percentage of total revenues:

                                                           FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                           ------------------------      ------------------------
                                                              1998          1997            1998         1997
                                                           -----------  -----------      -----------  -----------
Revenues                                                        100.0 %      100.0 %          100.0 %      100.0 %

Program expenses:
     Direct operating                                            96.2         84.1             87.5         87.1
     Start-up costs                                               1.0          -                1.1          -
                                                           -----------  -----------      -----------  -----------

Contribution from operations                                      2.8         15.9             11.4         12.9

Other operating expenses:
     Development costs                                            3.3          0.8              2.6          0.8
     General and administrative                                  10.1          7.8              8.9          8.1
     Costs related to pooling of interests transaction            1.4          -                0.7          -
     Loss on sale of behavioral health business                   -            -                -           45.0
                                                           -----------  -----------      -----------  -----------

(Loss) income from operations                                   (12.0)         7.3             (0.8)       (41.0)

Interest and other expenses, net                                 (1.5)        (2.0)            (1.6)        (2.7)
                                                           -----------  -----------      -----------  -----------

(Loss) income  before taxes                                     (13.5)         5.3             (2.4)       (43.7)

Income tax  (benefit) expense                                    (4.7)         1.7             (0.9)        (9.8)
                                                           -----------  -----------      -----------  -----------

Net (loss) income                                                (8.8)%        3.6 %           (1.5)%      (33.9)%
                                                           -----------  -----------      -----------  -----------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

      Revenues. Revenues decreased $9,312,000, or 29.8%, to $21,892,000 for the three months ended June 30, 1998 from $31,204,000 for the three months ended June 30, 1997. This net decrease resulted primarily from the sale of behavioral health programs in October 1997. Revenues from the programs that were sold were $10,151,000 for the three months ended June 30, 1997. Also contributing to the decrease was a $798,000 bad debt charge recognized by certain not-for-profit companies with whom the Company has management agreements which, based upon such management agreements, serve to decrease the revenues of the Company by the same amount. Excluding the effects of this charge, the revenues of the juvenile justice programs existing at June 30, 1997 (including the CCI programs and the two behavioral health programs in Texas that were not sold) increased by $599,000 due primarily to increases in the number of youth served in such programs. The net revenue decrease also was partially offset by the addition of five new juvenile justice programs subsequent to June 30, 1997 which provided revenues for the three months ended June 30, 1998 of $1,038,000. The average residential census for the Company's juvenile justice programs (including the CCI programs and the two behavioral health programs in Texas that were not sold) increased 4.4% to 2,282 youth for the three months ended June 30, 1998 from 2,186 youth for the three months ended June 30, 1997.

      Program Direct Operating Expenses. Program direct operating expenses decreased $5,202,000, or 19.8%, to $21,055,000 for the three months ended June 30, 1998 from $26,257,000 for the three months ended June 30, 1997. The decrease resulted primarily from the sale of behavioral health programs in October 1997. Program direct operating expenses for the behavioral health programs that were sold was $8,947,000 for the three months ended June 30, 1997. Program direct operating expenses of the juvenile justice business (including the CCI programs and the two behavioral health programs in Texas that were not sold) increased $3,745,000 for the three months ended June 30, 1998 versus the comparable 1997 period. The increases in program direct operating expenses for these businesses resulted primarily from the effect of $1,562,000 of adjustments to accruals and reserves in the quarter ended June 30, 1998 associated primarily with collectibility of accounts receivable, recoverability of certain program expenses and self-insurance of employee medical costs. The increase between periods further resulted from $1,303,000 of additional operating expenses in the quarter ended June 30, 1998 attributable to the five juvenile justice programs that commenced operation after June 30, 1997 and increases of $880,000 from juvenile justice programs existing at June 30, 1997 (including the CCI programs and the two behavioral health programs in Texas that were not sold) resulting primarily from an increase in the number of youth served in such programs. As a percentage of revenues, program direct operating expenses were 96.2% and 84.1% for the three months ended June 30, 1998 and 1997, respectively. Salaries and related employee benefits constituted approximately 67.2% of program direct operating expenses for the three months ended June 30, 1998 compared to 74.9% of program direct operating expenses for the three months ended June 30, 1997.

      Start-up Costs. Start-up costs were $215,000 for the three months ended June 30, 1998 compared to $0 for the three months ended June 30, 1997. All start-up costs in the quarter ended June 30, 1998 relate to the start-up of the Chanute Transition Center which opened in July 1998. There were no start-up projects during the 1997 period.

      Contribution from Operations. Contribution from operations, which includes the effects of start-up costs in each period, decreased $4,325,000, or 87.4%, for the three months ended June 30, 1998 to $622,000 from $4,947,000 for the three months ended June 30, 1997. Contribution from operations decreased as a percentage of revenues to 2.8% for the three months ended June 30, 1998 compared to 15.9% for the three months ended June 30, 1997. Excluding the adjustments to revenue and program expenses described above and the start-up costs, the contribution from operations would have been $3,197,000 or 14.1% of revenues (as so adjusted) for the quarter ended June 30, 1998.

      Development Costs. For the three months ended June 30, 1998, development costs increased $466,000, or 184.2%, to $719,000 from $253,000 for the three months ended June 30, 1997. This increase was primarily due to $170,000 of costs related to the Company's proposal efforts in South Africa and the Company's focus on growth which has resulted in the hiring of individuals specifically targeting development activities in new markets that have increased personnel costs, as well as travel, supplies and other expenditures.

      General and Administrative Expenses. For the three months ended June 30, 1998, general and administrative expenses decreased $207,000, or 8.5%, to $2,216,000 from $2,423,000 for the three months ended June 30, 1997. This decrease is primarily due to savings attributable to the sale of the behavioral health business as well as other administrative staff reductions. General and administrative expenses were 10.1% of revenues for the quarter ended June 30, 1998 compared to 7.8% for the three months ended June 30, 1997.

      Net Interest and Other Expense. Net interest and other expense decreased $289,000, or 46.5%, to $333,000 for the three months ended June 30, 1998 from $622,000 for the three months ended June 30, 1997. The decrease was primarily attributable to the repayment of the 12% subordinated debentures in early January 1998 as well as the disposition of the behavioral health business whose liabilities included a significant amount of capital lease obligations.

         Income Taxes. The income tax benefit was $1,031,000, representing an effective tax rate of 34.9% for the three months ended June 30, 1998 as compared to a provision for income taxes of $525,000, representing an effective tax rate of 31.8% for the three months ended June 30, 1997. The effective tax rate fluctuations between periods primarily is due to the effect of CCI earnings in each period for which no tax provisions are recorded due to CCI's Subchapter S status during these periods.

      Net Loss. Net loss was $1,921,000, or $0.17 per share on a basic and diluted basis, for the three months ended June 30, 1998 compared to a net income of $1,124,000, or $0.10 per share on a basic and diluted basis, for the three months ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

      Revenues. Revenues decreased $15,127,000, or 25.2%, to $44,919,000 for the six months ended June 30, 1998 from $60,046,000 for the six months ended June 30, 1997. This net decrease resulted primarily from the sale of behavioral health programs in October 1997. Revenues from the programs that were sold were $20,083,000 for the six months ended June 30, 1997. This decrease was partially offset by $1,020,000 of revenues related to these businesses that were recorded in the six months ended June 30, 1998. Also contributing to the decrease was a $798,000 bad debt charge in the six months ended June 30, 1998 recognized by certain not-for-profit companies with whom the Company has management agreements which, based upon such management agreements, serve to decrease the revenues of the Company by the same amount. The decrease was partially offset by the addition of five new juvenile justice programs subsequent to June 30, 1997 which provided revenues of $1,891,000 and an increase in the number of youth served in the juvenile justice programs existing at June 30, 1997 (including the CCI programs and the two behavioral health programs in Texas that were not sold) which generated an increase of $2,843,000. The average residential census for the Company's juvenile justice programs (including the CCI programs and the two behavioral health programs in Texas that were not sold) increased 7.9% to 2,253 youth for the six months ended June 30, 1998 from 2,089 youth for the six months ended June 30, 1997.

      Program Direct Operating Expenses. Program direct operating expenses decreased $12,963,000, or 24.8%, to $39,324,000 for the six months ended June 30, 1998 from $52,287,000 for the six months ended June 30, 1997. The decrease resulted primarily from the sale of behavioral health programs in October 1997. Program direct operating expenses for the behavioral health programs that were sold was $18,883,000 for the six months ended June 30, 1997. Program direct operating expenses of the juvenile justice business (including the CCI programs and the two behavioral health programs in Texas that were not sold) increased $5,920,000 for the six months ended June 30, 1998 versus the comparable 1997 period. The increases in program direct operating expenses for these businesses resulted from the effect of $1,562,000 of adjustments to accruals and reserves in the six months ended June 30, 1998 associated with collectibility of accounts receivable, recoverability of certain program expenses and self-insurance of employee medical costs. The increase between periods further resulted from $2,053,000 of additional operating expenses in the six months ended June 30, 1998 attributable to the five programs that commenced operation after June 30, 1997 and increases of $2,305,000 attributable to juvenile justice programs existing at June 30, 1997 (including the CCI programs and the two behavioral health programs in Texas that were not sold) primarily due to an increase in the number of youth served in these facilities. As a percentage of revenues, program direct operating expenses were 87.5% and 87.1% for the six months ended June 30, 1998 and 1997, respectively. Salaries and related employee benefits constituted approximately 69.1% of program direct operating expenses for the six months ended June 30, 1998 compared to 72.2% of program direct operating expenses for the six months ended June 30, 1997.

      Start-up Costs. Start-up costs were $493,000 for the six months ended June 30, 1998 compared to $0 for the six months ended June 30, 1997. All start-up costs in the 1998 period relate to the Elmore Academy and the Chanute Transition Center "de novo" projects. There were no start-up projects during the 1997 period.

      Contribution from Operations. Contribution from operations, which includes the effects of start-up costs in each period, decreased $2,657,000, or 34.2%, for the six months ended June 30, 1998 to $5,102,000 from $7,759,000 for the six months ended June 30, 1997. Contribution from operations decreased as a percentage of revenues to 11.4% for the six months ended June 30, 1998 compared to 12.9% for the six months ended June 30, 1997. Excluding the adjustments to revenue and program expenses described above and the start-up costs, the contribution from operations would have been $7,955,000 or 17.4% of revenues (as so adjusted) for the quarter ended June 30, 1998.

      Development Costs. For the six months ended June 30, 1998, development costs increased $645,000, or 127.5%, to $1,151,000 from $506,000 for the six months ended June 30, 1997. This increase was primarily due to $170,000 of costs related to the Company's proposal efforts in South Africa and the Company's focus on growth which has resulted in the hiring of individuals specifically targeting development activities in new markets that have increased personnel costs, as well as travel, supplies and other expenditures.

      General and Administrative Expenses. For the six months ended June 30, 1998, general and administrative expenses decreased $862,000, or 17.8%, to $3,984,000 from $4,846,000 for the six months ended June 30, 1997. This decrease is primarily due to savings attributable to the sale of the behavioral health business as well as other administrative staff reductions. As a percentage of revenues, general, and administrative expenses increased to 8.9% for the six months ended June 30, 1998 from 8.1% for the six months ended June 30, 1997.

      Net Interest and Other Expense. Net interest and other expense decreased $895,000, or 55.0%, to $732,000 for the six months ended June 30, 1998 from $1,627,000 for the six months ended June 30, 1997. The decrease was primarily attributable to the repayment of the 12% subordinated debentures in early January 1998, as well as the disposition of the behavioral health business whose liabilities included a significant amount of capital lease obligations.

      Income Taxes. The income tax benefit was $378,000, representing an effective tax rate of 35.3% for the six months ended June 30, 1998 as compared to an income tax benefit of $5,850,000, representing an effective tax rate of 22.3% for the six months ended June 30, 1997. The increase in the effective tax benefit rate was primarily attributable to the non-deductibility of a large component of the goodwill in the 1997 period related to the behavioral health business which was included in the $27,000,000 loss on sale of behavioral health business. The effective tax rate fluctuations between periods is also due to the effect of CCI earnings in each period for which no tax provisions are recorded due to CCI's Subchapter S status during these periods.

      Net Loss. Net loss was $693,000, or $0.06 per share on a basic and diluted basis, for the six months ended June 30, 1998 compared to a net loss of $20,370,000, or $1.92 per share on a basic and diluted basis, for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1998, the Company had $8,696,000 in cash and $20,514,000 of working capital. Net cash provided by operating activities was $525,000 for the six months ended June 30, 1998 compared to net cash provided by operating activities of $3,596,000 for the six months ended June 30, 1997. This decrease resulted primarily from a decline in operating earnings between years.

      Net cash provided by investing activities was $567,000 for the six months ended June 30, 1998, comprised primarily of $3,729,000 used to fund capital expenditures offset by the proceeds from the sale of the behavioral health business of $4,500,000.

      Net cash used in financing activities was $411,000 for the six months ended June 30, 1998, comprised primarily of repayments of short-term borrowings and long-term debt of $1,180,000 offset by $829,000 of proceeds from stock option exercises.

      The Company has a Revolving Line of Credit agreement with a bank for the lesser of $20,000,000 or the sum of 85% of the eligible accounts receivable and 95% of the cash and cash equivalents on deposit with the bank. Amounts drawn under this line of credit bear interest at LIBOR plus 150 basis points and are payable on demand. As of June 30, 1998, the Company had no outstanding balance for this agreement.

YEAR 2000

The Company continues to assess the potential impact of the Year 2000 on its computer software and is developing plans to address any deficiencies. Although the Company has not yet estimated the total costs needed for Year 2000 compliance, the Company currently believes it will be able to upgrade and enhance its computer software systems to recognize years beginning with 2000 and that the cost to do so will not be material to its financial position, liquidity, or results of operations.

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

ITEMS 2 through 4 have been omitted since the item is either inapplicable or the answer is negative.

ITEM 5   OTHER INFORMATION

     In order to present a proposal at the 1999 Annual Meeting of Stockholders, a YSI shareholder must provide written notice of the proposal to the Company no later than March 15, 1999. The Company intends to use discretionary voting authority with respect to any matter that is brought before the 1999 annual meeting of shareholders of which the Company has not received written notice by March 15, 1999. The address to which such written notice must be sent is Youth Services International, Inc, 2 Park Center Court, Suite 200, Owings Mills, Maryland 21117, Attention:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

        EXHIBIT NO.               DESCRIPTION
       -------------  ---------------------------------------
           11         Computation of Per Share Earnings

           27         Financial Data Schedule



SIGNATURES



      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          YOUTH SERVICES
                          INTERNATIONAL, INC.

                          By:  /s/MARK S. DEMILIO
                          -------------------------
                          Mark S. Demilio
                          Acting Chief Financial Officer and
                          Treasurer

 Date:      August 14, 1998