Form 10-Q
period 1998-09-30
YOUTH SERVICES INTERNATIONAL INC
filed 1998-11-17
CIK 876726

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarter Ended       Commission File Number
                   September 30, 1998                0-23284
                   ------------------                -------


                       YOUTH SERVICES INTERNATIONAL, INC.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Maryland                             52-1715690
              --------                             ----------
       (State of Incorporation)       (I.R.S. Employer Identification Number)

          2 Park Center Court, Suite 200, Owings Mills, Maryland, 21117
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)


               Registrant's telephone number, including area code:
                                  410-356-8600
                               ------------------


                                 Not Applicable
--------------------------------------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)


Number of shares of common stock outstanding on September 30, 1998: 11,321,258

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

                       YOUTH SERVICES INTERNATIONAL, INC.

                                INDEX - FORM 10-Q

                               September 30, 1998



PART I - FINANCIAL INFORMATION                                                    PAGE
                                                                                  ----

Item 1.                 Consolidated Financial Statements

                        Consolidated Statements of  Operations -
                        For the Three Months  and Nine Months Ended
                        September 30, 1998 and 1997                                   2

                        Consolidated Balance Sheets -
                        As of  September 30, 1998 and December 31, 1997               3

                        Consolidated Statements of Cash Flows-
                        For the  Nine Months Ended September 30, 1998 and 1997        5

                        Notes to Consolidated Financial Statements                    7

Item 2.                 Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                10

PART II - OTHER INFORMATION

Item 1                  Legal Proceedings                                            17

Items 2 through 5 have been omitted since the item is either inapplicable or the answer is negative.

Item 6                  Exhibits and Reports on Form 8-K                             18

Signatures                                                                           18

             YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN $000'S EXCEPT PER SHARE DATA)


                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                            ------------------------        ------------------------
                                              1998            1997            1998            1997
                                            --------        --------        --------        --------
REVENUES                                    $ 22,446        $ 30,655        $ 67,365        $ 90,685

PROGRAM EXPENSES:
    Direct operating                          20,964          26,596          60,288          78,867
    Start-up costs                                 -              61             494              61
                                            --------        --------        --------        --------

CONTRIBUTION FROM OPERATIONS                   1,482           3,998           6,583          11,757

OTHER OPERATING EXPENSES:

    Development costs                            419             346           1,570             817
    General and administrative                 1,801           2,095           5,785           6,977
    College Station closure charge             2,327               -           2,327               -
    Strategic deal costs                         472               -             472               -
    CCI special bonuses                            -           1,440               -           1,440
    Costs related to CCI transaction               -               -             306               -
    Loss on sale of behavioral health
      business                                     -               -               -          27,000
                                            --------        --------        --------        --------

(LOSS) INCOME  FROM OPERATIONS                (3,537)            117          (3,877)        (24,477)

INTEREST AND OTHER EXPENSE, net                 (356)           (663)         (1,085)         (2,290)
                                            --------        --------        --------        --------

LOSS BEFORE TAXES                             (3,893)           (546)         (4,962)        (26,767)

INCOME TAX (BENEFIT) EXPENSE                    (485)            297            (863)         (5,554)
                                            --------        --------        --------        --------
NET LOSS                                    $ (3,408)       $   (843)        $(4,099)       $(21,213)
                                            ========        ========        ========        ========

LOSS PER SHARE:
    Basic                                   $  (0.30)       $  (0.08)       $  (0.36)       $  (1.96)
                                            ========        ========        ========        ========
    Diluted                                 $  (0.30)       $  (0.08)       $  (0.36)       $  (1.96)
                                            ========        ========        ========        ========

WEIGHTED AVERAGE  SHARES OUTSTANDING:
    Basic                                     11,314          10,994          11,251          10,846
                                            ========        ========        ========        ========
    Diluted                                   11,314          10,994          11,251          10,846
                                            ========        ========        ========        ========



       The accompanying notes are an integral part of these consolidated financial statements.

             YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  (IN 000'S)

                                    ASSETS

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                        1998             1997
                                                    -------------    -------------
                                                     (unaudited)       (audited)

CURRENT ASSETS:
     Cash                                              $  6,570        $  8,015
     Restricted cash                                         68             264
     Accounts receivable, net                            15,759          15,475
     Other receivables                                    2,056           2,343
     Proceeds receivable from sale of behavioral
        health business                                       -           4,500
     Prepaid expenses, supplies and other                 3,107           1,724
     Deferred tax asset                                       -             769
                                                       --------        --------

             Total current assets                        27,560          33,090
                                                       --------        --------

PROPERTY, EQUIPMENT AND IMPROVEMENTS:
     Land                                                 2,004           1,976
     Leasehold improvements                              11,452           9,401
     Program equipment                                    2,474           1,949
     Buildings                                           10,447           8,715
     Office furniture and equipment                       3,441           3,339
     Vehicles                                             1,930           1,675
                                                       --------        --------

                                                         31,748          27,055


     Accumulated depreciation                            (8,036)         (6,013)
                                                       --------        --------
           Property, equipment and improvements, net     23,712          21,042
                                                       --------        --------

OTHER ASSETS:
     Deferred debt issue costs, net                       1,633           1,819
     Goodwill, net                                        1,882           2,165
     Deferred tax asset                                   7,493           6,512
     Other assets, net                                    1,240           1,739
                                                       --------        --------

           Total other assets                            12,248          12,235
                                                       --------        --------

           Total assets                                $ 63,520        $ 66,367
                                                       ========        ========





       The accompanying notes are an integral part of these consolidated financial statements.

                 YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (IN 000'S)

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       SEPTEMBER 30,    DECEMBER 31,
                                                           1998             1997
                                                       --------------   --------------
                                                        (unaudited)       (audited)
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                  $  8,389        $  8,047
     Deferred revenue                                            208           1,243
     Deferred tax liability                                      464               -
     Current portion of long-term obligations                     21             664
                                                            --------        --------

           Total current liabilities                           9,082           9,954

7% CONVERTIBLE SUBORDINATED DEBENTURES                        32,200          32,200

LONG-TERM PORTION OF COLLEGE STATION
     CLOSURE COSTS                                             1,622               -

12% SUBORDINATED DEBENTURES, net of
     unamortized discount                                          -             797

LONG-TERM DEBT, less current portion                              75              81
                                                            --------        --------

           Total liabilities                                  42,979          43,032
                                                            --------        --------

SHAREHOLDERS' EQUITY
     Common stock,$.01 par value:  70,000,000 shares
        authorized, 11,313,727 and 11,107,970 issued
        and outstanding, respectively                            113             111
     Additional paid-in capital                               36,417          35,055
     Accumulated deficit                                     (15,989)        (11,831)
                                                            --------        --------

           Total shareholders' equity                         20,541          23,335
                                                            --------        --------

           Total liabilities and shareholders' equity       $ 63,520        $ 66,367
                                                            ========        ========





       The accompanying notes are an integral part of these consolidated financial statements.

          YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN 000'S)

                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                            -------------------------------
                                                1998             1997
                                            --------------   --------------
OPERATING ACTIVITIES:
     Net loss                                   $ (4,099)       $(21,213)
     Adjustments to reconcile net loss to
        net cash provided by operating
        activities:
        College Station closure charge             2,327               -
        Stock granted as compensation                 68           1,515
        Depreciation and amortization              2,802           4,427
        Loss on sale of property,
          equipment and improvements                  19              23
        Loss on sale of behavioral
          health business                              -          27,000
        Loss on sale of investments                    -             203
        Write off of other assets                    321               -
        Deferred income taxes                        252          (6,840)
        Tax benefit realized due to
          exercise of nonqualified stock
          options                                    352               -
        Net change in operating assets
          and liabilities                         (2,249)          2,849
                                                --------        --------
Net cash (used in) provided by operating
  activities                                        (207)          7,964
                                                --------        --------

INVESTING ACTIVITIES:
     Purchases of property, equipment
       and improvements                           (4,786)         (4,870)
     Proceeds from sale of property,
       equipment and improvements                     24             984
     Cash paid for business acquired,
       net of cash received                            -            (629)
     Proceeds from sale of behavioral
       health business                             4,500               -
     Collections of notes receivable                  38              32
     Proceeds from sale of investments                 -           5,101
     Other long-term assets                         (453)         (1,369)
                                                --------        --------
Net cash used in investing activities               (677)           (751)
                                                --------        --------

FINANCING ACTIVITIES:
     Repayments of short-term
       borrowings, long-term borrowings and
       capital lease obligations                  (1,446)        (11,417)
     Proceeds from long term borrowings                -              96
     Dividend distribution                           (59)            (12)
     Proceeds from issuance of common
       stock under stock option and stock
       purchase plans, net                           944           3,007
                                                --------        --------
Net cash used in financing activities               (561)         (8,326)
                                                --------        --------

NET DECREASE IN CASH                              (1,445)         (1,113)

CASH, beginning of period                          8,015           3,491
                                                --------        --------

CASH, end of period                             $  6,570        $  2,378
                                                --------        --------





      The accompanying notes are an integral part of these consolidated financial statements.

          YOUTH SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN 000'S)

                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                           -------------------------------
                                               1998             1997
                                           --------------   --------------

CHANGES IN OPERATING ASSETS AND
     LIABILITIES, NET OF EFFECTS OF
     BUSINESS ACQUISITIONS AND
       DISPOSITIONS:
     Restricted cash                            $   196        $     -
     Accounts receivable                           (385)         4,648
     Other receivables                              854              -
     Prepaid expenses, supplies and other        (1,383)         1,130
     Deposits                                       (16)             -
     Accounts payable and accrued
       expenses                                    (480)        (1,533)
     Deferred revenue                            (1,035)        (1,396)
                                                -------        -------

Net change in operating assets and
  liabilities                                   $(2,249)       $ 2,849
                                                =======        =======

SUPPLEMENTAL DISCLOSURE:

     Cash paid for interest                     $ 2,260        $ 2,937
                                                =======        =======

     Cash paid for taxes, net of refunds        $   270        $  (343)
                                                =======        =======




      The accompanying notes are an integral part of these consolidated financial statements.

                       YOUTH SERVICES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    FINANCIAL INFORMATION

      In management's opinion, the accompanying interim unaudited consolidated financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of Youth Services International, Inc.'s ("YSI's" or the "Company's") financial position at September 30, 1998 and the results of its operations for the three months and the nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997. The accompanying audited consolidated balance sheet as of December 31, 1997 is presented herein as set forth in YSI's Form 10-K for the year ended December 31, 1997, after giving effect to certain reclassifications to conform to current year presentation and the pooling of interests business combination described below. The statements herein are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in YSI's consolidated financial statements on Form 10-K have been omitted from these statements, as permitted under the applicable rules and regulations. Readers of these statements should refer to the consolidated financial statements and notes thereto as of December 31, 1997 and 1996 and June 30, 1996 and for the periods then ended filed with the Securities and Exchange Commission on Form 10-K.

         Operating results for the three months and the nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for a full fiscal year.

2.    POOLING OF INTERESTS BUSINESS COMBINATION

      On June 30, 1998, the Company exchanged 866,772 shares of the Company's common stock for all of the common stock of Community Corrections, Inc. (CCI). CCI operates residential boot camp and detention facilities with a total capacity of 353 beds in Texas and provides aftercare services to adjudicated youth in Georgia. CCI was a Subchapter S corporation for federal income tax purposes whereby the earnings of the corporation pass through to the respective owners. It was the policy of CCI to distribute necessary amounts to the owners on a periodic basis in order to allow them to fund their personal tax liabilities attributable to the earnings of CCI. During the six months ended June 30, 1998, income tax dividends were distributed to the owners totaling approximately $59,000. CCI will be included in the Company's federal income tax return effective June 30, 1998.

      The above transaction has been accounted for as pooling of interests and, accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of CCI.

      Revenue and net income of the separate companies for the periods preceding the CCI merger were as follows:

                                Net
                               (Loss)       Pro Forma
                     Revenue   Income    Net (Loss) Income
----------------------------------------------------------
Three months ended
September 30, 1998
    YSI               $22,446   $(3,408)      $(3,408)
    CCI                     -         -             -

                    --------------------------------------
    Combined          $22,446   $(3,408)      $(3,408)
                    ======================================

Three months ended
September 30, 1997
    YSI, as
      previously
      reported        $28,504      $473          $473
    CCI                 2,151    (1,316)         (829)

                    --------------------------------------
    Combined          $30,655     $(843)        $(356)
                    ======================================

Nine months ended
September 30, 1998
    YSI               $62,853   $(4,382)      $(4,382)
    CCI                 4,512       283           178

                    --------------------------------------
    Combined          $67,365   $(4,099)      $(4,204)
                    ======================================

Nine months ended
September 30, 1997
    YSI, as
      previously
      reported        $84,802  $(20,003)     $(20,003)
    CCI                 5,883    (1,210)         (762)

                    --------------------------------------
    Combined          $90,685  $(21,213)     $(20,765)
                    ======================================

      Pro forma net (loss) income reflects adjustments to net (loss) income to record an estimated provision (benefit) for income taxes for each period presented assuming CCI was a taxpaying entity.

3.    SALE OF BEHAVIORAL HEALTH BUSINESS

      On October 31, 1997, the Company consummated the sale of its behavioral health business, other than its two behavioral health programs in Texas, for $20,400,000, resulting in a net loss on sale of $20,898,000. The Company originally estimated the loss on this sale to be $27,000,000 and recognized a loss of this amount upon the commitment to sell the business during the quarter ended March 31, 1997. Due to its receipt of sale proceeds in excess of its estimate, the Company recognized a gain of $6,102,000 at the sale date. Included in the Consolidated Statement of Operations for the nine months ended September 30, 1998 is $1,020,000 of revenues related to the behavioral health facilities sold.

4.    COLLEGE STATION CLOSURE CHARGE

      In late August 1998, the Company decided to close its program in College Station, Texas. The program was a behavioral health program originally intended to be sold with the other seven behavioral health programs sold by the Company on October 31, 1997. This program, as well as the Company's Los Hermanos program in Texas, were excluded from the October 31, 1997 sale and held for sale by the Company during 1998. The College Station facility closed entirely on September 15, 1998. The results of operations of the College Station program for the three and nine months ended September 30, 1998 and 1997 included in the accompanying Consolidated Statement of Operations are as follows:


                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                  SEPTEMBER 30,           SEPTEMBER 30,
                               ---------------------   ---------------------
                                 1998        1997        1998       1997
                               ----------  ---------   ---------- ----------

REVENUES                       $ 286,000   $ 634,000   $1,566,000  $1,893,000

CONTRIBUTION FROM OPERATIONS   $(491,000)  $(134,000)  $ (787,000) $ (364,000)


The Company has also recorded a liability of $2,327,000 to provide for the anticipated future losses related to the College Station facility. The major components of the charge are as follows:

                  Future lease payments                  $1,250,000
                  Continuing maintenance and
                        occupancy costs                     858,000
                  Write-down of leasehold improvements
                        and other fixed assets              219,000
                                                         ----------

                                                         $2,327,000

This charge has been recorded as College Station Closure Charge in the accompanying Consolidated Statement of Operations. In August 1998, the Company also decided to no longer hold the Los Hermanos program for sale but to continue to include it in its operating portfolio.


5.    CCI SPECIAL BONUSES

In August 1997, shares of stock with a value of $1,440,000 were granted to two key executives of CCI for services provided. The value of these stock grants has been recognized as CCI Special Bonuses in the accompanying Consolidated Statement of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      YSI operates programs designed to provide educational, developmental and rehabilitative services to adjudicated youth. As of September 30, 1998, YSI operated 28 residential programs in twelve states serving approximately 2,300 youth and provided non-residential aftercare services for approximately 800 youth.

      Revenues are derived from the Company's operation of its programs pursuant to contracts with governmental entities and management agreements with private not-for-profit entities that contract with governmental entities. Generally, the Company's contracts provide for per diem payments based upon program occupancy. The Company recognizes revenues from its fixed per diem and management contracts when the Company performs the services pursuant to such contracts. One of the Company's significant programs operates under a contract whereby revenues are recognized as reimbursable costs are incurred through a gross maximum price, cost reimbursement arrangement. Under this contract, contract revenues are recorded at amounts that are expected to be realized. This contract has certain costs subject to audit and adjustment as determined through negotiations with government representatives. Subsequent adjustments, if any, resulting from the audit process are recorded when known.

      Program direct operating expenses are principally comprised of salaries and related benefits of personnel, insurance, security expenses, transportation costs, meal costs, clothing, depreciation, rent, utilities and other occupancy expenses associated with the operation of the Company's programs at its facilities.

      Start-up costs are principally comprised of expenses associated with the hiring and training of staff required to obtain licensing and other expenses incurred prior to admitting students into a new program.

      Contribution from operations consists of revenues minus program direct operating expenses and start-up costs. Contribution from operations, in general, is lower in the initial stages of a program's development primarily because of start-up costs and other costs incurred during the period prior to the achievement of stable occupancy. Contribution from operations as a percentage of revenue is greater under some of the Company's contracts with unaffiliated, not-for-profit entities because the not-for-profit entities are responsible for certain elements of operating the programs and incur some of the costs but do not retain as much margin, if any. Therefore, in these instances, the Company earns its margin on a lower base of revenues and expenses.

      Development costs are principally comprised of salaries, related benefits and travel costs for personnel associated with the Company's efforts to expand into new markets and a pro rata portion of certain other general and administrative costs.

      General and administrative costs are principally comprised of salaries and related benefits of management and corporate office personnel, rent, utilities and other occupancy expenses associated with the operation of the Company's executive offices, general liability and certain other insurance, depreciation, training costs, and other costs associated with the management of the Company's operations.


RECENT DEVELOPMENTS

      In October 1998, the Company opened the JoAnn Bridges Academy, a 30-bed program for girls in Greenville, Florida. The start-up costs associated with this program were reimbursable by the customer and therefore, no start-up costs are reflected in the results of operations for the nine months ended September 30, 1998.

      On June 30, 1998, the Company exchanged 866,772 shares of the Company's common stock for all of the common stock of Community Corrections, Inc. (CCI). CCI operates residential boot camp and detention facilities with a total capacity of 353 beds in Texas and provides aftercare services to adjudicated youth in Georgia. The transaction was accounted for as pooling of interests. Accordingly, the results of operations presented include the results of CCI for all periods.

      In late August 1998, the Company decided to close its program in College Station, Texas. The program was a behavioral health program originally intended to be sold with the other seven behavioral health programs sold by the Company on October 31, 1997. This program, as well as the Company's Los Hermanos program in Texas, were excluded from the October 31, 1997 sale and held for sale by the Company during 1998. The College Station facility closed entirely on September 15, 1998. Included in the results of operations for the nine months ended September 30, 1998 and 1997 are the operations of the College Station program as well as a charge for the anticipated future losses from the closed facility. In August 1998, the Company also decided to no longer hold the Los Hermanos program for sale but to continue to include it in its operating portfolio.

      On September 24, 1998, the Company announced that it had entered into a definitive merger agreement with Correctional Services Corporation (CSC) under which each outstanding share of YSI common stock will be converted into .375 shares of CSC common stock. Under the merger agreement, YSI will become a wholly owned subsidiary of CSC.

RESULTS OF OPERATIONS

      The following table sets forth selected items from the Company's consolidated financial statements (including the results of CCI) expressed as a percentage of total revenues:

                                FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                       ENDED                     ENDED
                                   SEPTEMBER 30,             SEPTEMBER 30,
                              ------------------------- -------------------------
                                 1998         1997         1998          1997
                              ------------ ------------ ------------  -----------
Revenues                            100.0        100.0        100.0        100.0

Program expenses:
   Direct operating                  93.4         86.8         89.5         87.0
   Start-up costs                       -          0.2          0.7            -
                              ------------ ------------ ------------  -----------

Contribution from operations          6.6         13.0          9.8         13.0

Other operating expenses:
   Development costs                  1.8          1.1          2.3          0.9
   General and administrative         8.0          6.8          8.6          7.7
   College Station closure
     charge                          10.4            -          3.5            -
   Strategic deal costs               2.1            -          0.7            -
   CCI special bonuses                  -          4.7            -          1.6
   Costs related to CCI
     transaction                        -            -          0.5            -
   Loss on sale of
     behavioral health business         -            -            -         29.8
                              ------------ ------------ ------------  -----------

(Loss) income from operations       (15.7)         0.4         (5.8)       (27.0)

Interest and other expense,
  net                                (1.6)        (2.2)        (1.6)        (2.5)
                              ------------ ------------ ------------  -----------

Loss before income taxes            (17.3)        (1.8)        (7.4)       (29.5)

Income tax  (benefit) expense        (2.1)         0.9         (1.3)        (6.1)
                              ------------ ------------ ------------  -----------

Net loss                            (15.2)        (2.7)        (6.1)       (23.4)
                              ============ ============ ============  ===========



THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues. Revenues decreased $8,209,000, or 26.8%, to $22,446,000 for the three months ended September 30, 1998 from $30,655,000 for the three months ended September 30, 1997. This net decrease resulted primarily from the sale of seven behavioral health programs in October 1997. Revenues from the programs that were sold were $8,993,000 for the three months ended September 30, 1997. Also contributing to the decrease between periods were the revenues from the College Station program which decreased by $348,000 during the three months ended September 30, 1998 resulting partially from the closure of the program in September 1998. In addition, revenues of the juvenile justice programs existing at September 30, 1997 (including the CCI programs and the Los Hermanos program in Texas) decreased by $282,000 due primarily to a modification of the Company's gross maximum price contract at the Charles H. Hickey, Jr. School and decreases in the number of youth served in existing juvenile justice programs resulting primarily from the expiration of a significant contract with one customer at two midwest facilities (which contract was not renewed due to the opening by that customer of its own facility) which served to offset the expansion of certain other programs. The net revenue decrease was partially offset by the addition of five new juvenile justice programs subsequent to September 30, 1997 which provided revenues for the three months ended September 30, 1998 of $1,414,000. The average residential census for the Company's juvenile justice programs (including the CCI programs and the Los Hermanos programs in Texas) increased 4.6% to 2,179 youth for the three months ended September 30, 1998 from 2,083 youth for the three months ended September 30, 1997.

      Program Direct Operating Expenses. Program direct operating expenses decreased $5,632,000, or 21.2%, to $20,964,000 for the three months ended September 30, 1998 from $26,596,000 for the three months ended September 30, 1997. The decrease resulted primarily from the sale of the seven behavioral health programs in October 1997. Program direct operating expenses for the behavioral health programs that were sold was $8,862,000 for the three months ended September 30, 1997. This decrease was partially offset by the program direct operating expenses for the College Station facility that was closed in September 1998, which increased by $9,000 in the three months ended September 30, 1998 compared to the three months ended September 30, 1997. Program direct operating expenses of the juvenile justice business (including the CCI programs and the Los Hermanos program in Texas) increased $3,221,000 for the three months ended September 30, 1998 versus the comparable 1997 period. The increase in program direct operating expenses for these businesses partially resulted from the effect of $315,000 of adjustments to accruals and reserves in the three months ended September 30, 1998 for the estimated losses to be incurred under the remaining term of YSI's contracts to operate the Hillsborough and Timberline facilities in Florida. The increase also resulted from $1,706,000 of operating expenses in the three months ended September 30, 1998 attributable to the five juvenile justice programs that commenced operation after September 30, 1997 and increases in operating expenses of $1,200,000 attributable to juvenile justice programs existing at September 30, 1997 (including the CCI programs and the Los Hermanos program in Texas) primarily due to expansion of existing programs. As a percentage of revenue, program direct operating expenses were 93.4% and 86.8% for the three months ended September 30, 1998 and 1997, respectively. In addition to the increase in expenses explained above, this increase is due to the timing difference between the decline in revenues and the reduction of expenses associated with the decrease in youth during the period at the midwest facilities. Salaries and related employee benefits constituted approximately 81.5% of program direct operating expenses for the three months ended September 30, 1998 compared to 74.5% of program direct operating expenses for the three months ended September 30, 1997.

         Start-up Costs. There were no start-up for the three months ended September 30, 1998 compared to $61,000 for the three months ended September 30, 1997. All start up costs in the 1997 period related to the start-up of the Elmore Academy.

         Contribution from Operations. Contribution from operations, which includes the effects of start-up costs in each period, decreased $2,516,000, or 62.9%, for the three months ended September 30, 1998 to $1,482,000 from $3,998,000 for the three months ended September 30, 1997. Contribution from operations decreased as a percentage of revenues to 6.6% for the three months ended September 30, 1998 compared to 13.0% for the three months ended September 30, 1997. Excluding the adjustments to program expenses described above, the contribution from operations would have been $1,797,000 or 8.0% of revenues for the three months ended September 30, 1998.

         Development Costs. For the three months ended September 30, 1998, development costs increased $73,000 or 21.1%, to $419,000 from $346,000 for the three months ended September 30, 1997. This increase was primarily due to the Company's focus on growth and the hiring of individuals specifically targeting development activities in new markets in the 1998 period and an increase in the level of such development activity.

         General and Administrative Expenses. For the three months ended September 30, 1998, general and administrative expenses decreased $294,000, or 14.0%, to $1,801,000 from $2,095,000 for the three months ended September 30, 1997. This decrease is primarily due to savings attributable to the sale of the seven behavioral health programs as well as other administrative staff reductions. General and administrative expenses were 8.0% of revenues for the quarter ended September 30, 1998 compared to 6.8% for the three months ended September 30, 1997.

         College Station Closure Charge. The Company recorded a charge of $2,327,000 in the three months ended September 30, 1998 relating to anticipated losses in connection with the College Station program that the Company closed on September 15, 1998.

      CCI Special Bonuses. For the three months ended September 30, 1997, CCI paid out special bonuses of $1,440,000 to certain key officers of CCI.
There were no such bonuses in the 1998 period.

      Strategic Deal Costs. The Company incurred $472,000 of costs in the three months ended September 30, 1998 in connection with the pursuit by the Company of strategic alternatives to enhance shareholder value, as announced on June 19, 1998, including costs incurred in connection with entering into the Merger Agreement with CSC, as announced on September 24, 1998. There were no such costs in the 1997 period.

      Net Interest and Other Expense. Net interest and other expense decreased $307,000, or 46.3%, to $356,000 for the three months ended September 30, 1998 from $663,000 for the three months ended September 30, 1997. The decrease primarily was attributable to the repayment of the 12% subordinated debentures in early January 1998 as well as the disposition of the behavioral health business whose liabilities included a significant amount of capital lease obligations.

         Income Taxes. The income tax benefit was $485,000, representing an effective tax rate of 12.5% for the three months ended September 30, 1998 as compared to a provision for income taxes of $297,000 for the three months ended September 30, 1997. The effective tax rate in the 1998 period is due to the non-recognition of the tax benefit on certain current period expense items due to uncertainties of realizability. The tax provision in the 1997 period, for which no meaningful effective tax rate exists, is due to the effect of CCI earnings in the three months ended September 30, 1997, which include the special bonuses, for which no tax provisions are recorded due to CCI's Subchapter S status during these periods.

        Net Loss. Net loss was $3,408,000, or $0.30 per share on a basic and diluted basis, for the three months ended September 30, 1998 compared to a net loss of $843,000, or $0.08 per share on a basic and diluted basis, for the three months ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

          Revenues. Revenues decreased $23,320,000, or 25.7%, to $67,365,000 for the nine months ended September 30, 1998 from $90,685,000 for the nine months ended September 30, 1997. This net decrease resulted primarily from the sale of seven behavioral health programs in October 1997. Revenues from the programs that were sold were $29,060,000 for the nine months ended September 30, 1997. The decrease from the sale of these programs was partially offset by $1,020,000 of revenues related to these programs that were recorded in the nine months ended September 30, 1998. In addition, revenues of the College Station program decreased by $327,000 during the nine months ended September 30, 1998 resulting partially from the closure of the program in September 1998. Also contributing to the decrease in revenues was a $798,000 bad debt charge in the nine months ended September 30, 1998 recognized by certain not-for-profit companies with whom the Company has management contracts which, based upon such contracts, serve to decrease the amount of revenues recognized by the Company. These decreases were partially offset by the addition of five new juvenile justice programs subsequent to September 30, 1997 which provided revenues of $2,808,000, and an increase in the number of youth served in the juvenile justice programs existing at September 30, 1997 (including the CCI programs and the Los Hermanos program in Texas) which generated increased revenues of $3,037,000. The average residential census for the Company's juvenile justice programs (including the CCI programs and the Los Hermanos program in Texas) increased 8.1% to 2,174 youth for the nine months ended September 30, 1998 from 2,012 youth for the nine months ended September 30, 1997.

         Program Direct Operating Expenses. Program direct operating expenses decreased $18,579,000, or 23.6%, to $60,288,000 for the nine months ended September 30, 1998 from $78,867,000 for the nine months ended September 30, 1997. The decrease resulted primarily from the sale of the seven behavioral health programs in October 1997. Program direct operating expenses for the behavioral health programs that were sold were $28,046,000 for the nine months ended September 30, 1997. This decrease was partially offset by the program direct operating expenses for the College Station facility that was closed in September 1998, which increased by $96,000 in the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Program direct operating expenses of the juvenile justice business (including the CCI programs and the Los Hermanos programs in Texas) increased $9,371,000 for the nine months ended September 30, 1998 versus the comparable 1997 period. The increase in program direct operating expenses for these businesses partially resulted from the effect of $1,877,000 of adjustments to accruals and reserves in the nine months ended September 30, 1998 associated with the collectibility of accounts receivable, recoverability of certain program expenses, medical costs incurred in connection with the self-insurance of employee health benefits and the estimated losses to be incurred under the remaining term of YSI's contracts to operate the Hillsborough and Timberline facilities in Florida. The increase also resulted from $3,102,000 of operating expenses in the nine months ended September 30, 1998 attributable to the five new juvenile justice programs that commenced operation after September 30, 1997 and increases in operating expenses of $4,392,000 attributable to juvenile justice programs existing at September 30, 1997 (including the CCI programs and the Los Hermanos program in Texas) primarily due to an increase in the number of youth served in these facilities. As a percentage of revenue, program direct operating expenses were 89.5% and 87.0% for the nine months ended September 30, 1998 and 1997, respectively. Salaries and related employee benefits constituted approximately 72.8% of program direct operating expenses for the nine months ended September 30, 1998 compared to 73.0% of program direct operating expenses for the nine months ended September 30, 1997.

         Start-up Costs. Start-up costs were $494,000 for the nine months ended September 30, 1998 compared to $61,000 for the nine months ended September 30, 1997. The start-up costs in the 1998 period relate to the start-up of the Elmore Academy and the Chanute Transition Center, which opened in April and July 1998, respectively. The start-up costs in the 1997 period also were incurred in connection with the start-up of the Elmore Academy.

         Contribution from Operations. Contribution from operations, which includes the effects of start-up costs in each period, decreased $5,174,000, or 44.0%, for the nine months ended September 30, 1998 to $6,583,000 from $11,757,000 for the nine months ended September 30, 1997. Contribution from operations decreased as a percentage of revenues to 9.8% for the nine months ended September 30, 1998 compared to 13.0% for the nine months ended September 30, 1997. Excluding the adjustments to revenue and program expenses described above with respect to adjustments to accruals and reserves, and excluding the start-up costs, the contribution from operations would have been $9,752,000 or 14.3% of revenues (as so adjusted) for the nine months ended September 30, 1998.

         Development Costs. For the nine months ended September 30, 1998, development costs increased $753,000, or 92.2%, to $1,570,000 from $817,000 for the nine months ended September 30, 1997. This increase was primarily due to the expensing of $170,000 of costs related to the Company's proposal efforts in South Africa that previously had been capitalized as an investment in the joint venture created to pursue such business, the hiring of individuals specifically targeting development activities in new markets in the 1998 period and an increase in the level of such development activity.

         General and Administrative Expenses. For the nine months ended September 30, 1998, general and administrative expenses decreased $1,192,000, or 17.1%, to $5,785,000 from $6,977,000 for the nine months ended September 30, 1997. This decrease is primarily due to savings attributable to the sale of the seven behavioral health programs as well as other administrative staff reductions. As a percentage of revenues, general, and administrative expenses increased to 8.6% for the nine months ended September 30, 1998 from 7.7% for the nine months ended September 30, 1997.

         College Station Closure Charge. The Company recorded a charge of $2,327,000 in the nine months ended September 30, 1998 relating to anticipated losses in connection with the College Station program that the Company closed on September 15, 1998.

         CCI Special Bonuses. For the nine months ended September 30, 1997, CCI paid out special bonuses of $1,440,000 to certain key officers of CCI. There were no such bonuses in the nine months ended September 30, 1998.

      Strategic Deal Costs. The Company incurred $472,000 of costs in the nine months ended September 30, 1998 in connection with the pursuit by the Company of strategic alternatives to enhance shareholder value, as announced on June 19, 1998, including costs incurred in connection with entering into the Merger Agreement with CSC, as announced on September 24, 1998. There were no such costs in the 1997 period.

      Net Interest and Other Expense. Net interest and other expense decreased $1,205,000, or 52.6%, to $1,085,000 for the nine months ended September 30, 1998 from $2,290,000 for the nine months ended September 30, 1997. The decrease primarily was attributable to the repayment by the Company of its 12% subordinated debentures in early January 1998, as well as the disposition of the behavioral health business, whose liabilities included a significant amount of capital lease obligations.

         Income Taxes. The income tax benefit was $863,000, representing an effective tax rate of 17.4% for the nine months ended September 30, 1998 as compared to an income tax benefit of $5,554,000, representing an effective tax rate of 20.7% for the nine months ended September 30, 1997. The effective tax benefit rates are due primarily to the non-recognition in the 1998 period of the tax benefit on certain current period expense items due to uncertainties of realizability and to the non-deductibility of a large component of the goodwill in the 1997 period related to the behavioral health programs which was included in the $27,000,000 loss on sale of the behavioral health business. The effective tax rate fluctuations between periods also is due to the effect of CCI earnings in the nine months ended September 30, 1997 and the first six months of the nine months ended September 30, 1998 for which no tax provisions are recorded due to CCI's Subchapter S status during these periods.

        Net Loss. Net loss was $4,099,000, or $0.36 per share on a basic and diluted basis, for the nine months ended September 30, 1998 compared to a net loss of $21,213,000, or $1.96 per share on a basic and diluted basis, for the nine months ended September 30, 1997.

 LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had $6,570,000 in cash and $18,478,000 of working capital. Net cash used in operating activities was $207,000 for the nine months ended September 30, 1998 compared to net cash provided by operating activities of $7,964,000 for the nine months ended September 30, 1997. This decrease resulted primarily from a decline in operating earnings between years as well as unfavorable changes in receivable collections.

         Net cash used in investing activities was $677,000 for the nine months ended September 30, 1998, comprised primarily of $4,786,000 used to fund capital expenditures, partially offset by the proceeds from the sale of the behavioral health business of $4,500,000.

         Net cash used in financing activities was $561,000 for the nine months ended September 30, 1998 comprised primarily of repayments of short-term borrowings and long-term debt of $1,446,000, partially offset by $944,000 of proceeds from stock option exercises.

        The Company has a Revolving Line of Credit agreement with a bank for the lesser of $20,000,000 or the sum of 85% of the eligible accounts receivable and 95% of the cash and cash equivalents on deposit with the bank. Amounts drawn under this line of credit bear interest at LIBOR plus 150 basis points and are payable on demand. As of September 30, 1998, the Company had no outstanding balance under this agreement.

YEAR 2000

The Company continues to assess the potential impact of the Year 2000 on its computer software, the technology embedded in its hardware and equipment and the potential impact of the Year 2000 upon its material customers, suppliers, vendors and lenders. Currently, the Company is in the process of surveying all of the vendors of its computer software and its hardware and equipment in order to identify specific Year 2000 compliance issues and to assess the potential impact of any compliance issues and is in the early stages of remediating non-compliant systems and developing a completion timetable.

Earlier in 1998, the Company established a Year 2000 Compliance oversight committee, consisting of members of senior management, which retained an outside consultant to assist the Company with its Year 2000 Compliance project. The Company's consultant has completed an inventory of all of the software, hardware and equipment used by the Company in its operations and has substantially completed its survey of the vendors thereof. The Company's consultant has reported its preliminary findings and assessments of the Company's exposure to Year 2000 compliance issues to senior management. Based upon this report, the Company expects that the Company will successfully implement its Year 2000 remediation plan on schedule and will be Year 2000 compliant before the end of 1999.

Remediation work and systems testing will be accomplished using a combination of existing internal Company resources and outsourcing and will be funded with cash on hand. Total expenditures on the remediation efforts are not expected to exceed $150,000.

In addition to addressing its own systems and hardware, the Company has surveyed and continues to work with its principal vendors, suppliers and customers, as well as its lenders, to promote their Year 2000 compliance as it may impact the financial position or results of operations of the Company. Nevertheless, the Company does not control and can give no assurances as to the substance or success of the Year 2000 compliance efforts of such independent third parties. Management believes that there is some risk that some of the principal vendors, suppliers and lenders of the Company on whom the Company's finances and operations depend may experience Year 2000 compliance problems that could adversely affect the finances or operations of the Company. Without intending to provide an exhaustive listing of risks to the Company if such parties are not Year 2000 compliant, the potential risks to the Company include primarily the inability of its vendors or suppliers to provide timely services, goods and materials to the Company; the inability of its customers to timely and correctly process and pay the Company's invoices for services rendered; and the inability of its lenders to make necessary capital and liquidity available to the Company when required.

The Company intends to develop contingency plans to address the possibility that it will experience financial and operating problems due to Year 2000 issues in its own systems, hardware and equipment, despite its efforts to identify, mitigate and remediate such issues, or due to the failure of its customers, suppliers, vendors and lenders to correct their Year 2000 issues.

As implementation of the Company's Year 2000 remediation plan progresses, and more information becomes available to it, the Company expects to reassess periodically the content of, and its strategy for implementing, that plan.



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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings other than routine litigation, which the Company does not believe is material to its future financial position or results of operations.

ITEMS 2 through 5 of Part II have been omitted since the item is either inapplicable or the answer is negative.









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

 Date:      November 16, 1998